Form 10-Q
period 1995-03-31
COLLAGEN CORP /DE
filed 1995-05-12
CIK 21686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended March 31, 1995

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ______ to ______

                         Commission File Number: 0-10640

                              COLLAGEN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                94-2300486
    State of Incorporation              I.R.S. Employer Identification No.

                  2500 Faber Place, Palo Alto, California 94303
                            Telephone: (415) 856-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 1995, Registrant had outstanding 9,308,132 shares of common stock, exclusive of 1,200,000 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX

PART I.  Financial Information                                              Page No.
                                                                            --------
Condensed Consolidated Balance Sheets -
March 31, 1995 and June 30, 1994 .........................................     3

Condensed Consolidated Statements of Income -
Three and nine months ended March 31, 1995 and 1994 ......................     4

Condensed Consolidated Statements of Cash Flows -
Nine months ended March 31, 1995 and 1994 ................................     5

Notes to Condensed Consolidated Financial Statements .....................   6-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................  9-17


PART II.  Other Information

Other Information ........................................................    18

Signatures . . ...........................................................    19

                          PART I. FINANCIAL INFORMATION
                              COLLAGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)



                                                                          March 31,     June 30,
                                                                            1995          1994
                                                                         ----------    ---------
ASSETS
     Current assets:
         Cash, cash equivalents and short-term investments               $ 14,458      $ 12,736
         Accounts receivable, net                                          12,491        12,241
         Inventories                                                        4,719         3,861
         Other current assets                                               4,152         3,305
                                                                         --------      --------
                 Total current assets                                      35,820        32,143

     Property and equipment, net                                           16,555        17,108
     Intangible assets                                                      2,211         2,243
     Investment in Target Therapeutics, Inc.                               17,522        17,499
     Other investments & assets                                             6,173         5,512
                                                                         --------      --------
                                                                         $ 78,281      $ 74,505
                                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                $  1,670      $  1,420
         Accrued liabilities                                                8,619        10,245
         Income taxes payable                                               7,248         4,251
                                                                         --------      --------
                 Total current liabilities                                 17,537        15,916

     Long-term liabilities:
         Deferred income taxes                                              8,240         8,240
         Other long-term liabilities                                        1,443         1,267

     Stockholders' equity:
         Preferred stock, $.01 par value, authorized
            5,000,000 shares; none issued and outstanding                    --            --
         Common stock, $.01 par value, authorized 28,950,000
            shares; issued 10,508,132 shares at March 31, 1995
            (10,354,633 shares at June 30, 1994)                              105           104
         Additional paid-in capital                                        63,380        61,172
         Retained earnings                                                 15,248         9,882
         Cumulative translation adjustment                                   (701)         (648)
         Treasury stock, at cost, 1,200,000 shares at March 31, 1995
            (937,500 shares at June 30, 1994)                             (26,971)      (21,428)
                                                                         --------      --------
                 Total stockholders' equity                                51,061        49,082
                                                                         --------      --------
                                                                         $ 78,281      $ 74,505
                                                                         ========      ========


                             See accompanying notes.

                              COLLAGEN CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                           Three Months Ended         Nine Months Ended
                                                                March 31,                  March 31,
                                                        ----------------------      ----------------------
                                                          1995          1994          1995          1994
                                                        --------      --------      --------      --------
Revenues:
     Product sales                                      $ 17,032      $ 15,588      $ 51,334      $ 45,826
     Other                                                    --            --         1,000         1,000
                                                        --------      --------      --------      --------
                                                          17,032        15,588        52,334        46,826
                                                        --------      --------      --------      --------
Costs and expenses:
     Cost of sales                                         4,451         4,382        13,667        12,972
     Research & development                                2,233         2,424         7,271         6,989
     Selling, general & administrative                     7,443         6,681        22,774        20,973
                                                        --------      --------      --------      --------
                                                          14,127        13,487        43,712        40,934
                                                        --------      --------      --------      --------
Income from operations                                     2,905         2,101         8,622         5,892

Other income (expense):
     Gain on investments, net                              2,569            --         3,344            --
     Equity in earnings (losses) of affiliates, net         (427)         (117)         (796)         (154)
     Interest income                                         138           120           353           403
     Interest expense                                        (28)           --           (83)           --
                                                        --------      --------      --------      --------
Income before income taxes                                 5,157         2,104        11,440         6,141

Provision for income taxes                                 2,649           852         5,380         2,852
                                                        --------      --------      --------      --------
Net income                                              $  2,508      $  1,252      $  6,060      $  3,289
                                                        ========      ========      ========      ========

Net income per share                                    $    .26      $    .13      $    .64      $    .33
                                                        ========      ========      ========      ========


Shares used in calculating per share information           9,556         9,854         9,530         9,972
                                                        ========      ========      ========      ========


                             See accompanying notes.

                              COLLAGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)




                                                                         Nine Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                         1995         1994
                                                                      --------      --------
Cash flows from operating activities:
   Net income                                                         $  6,060      $  3,289
   Adjustments to reconcile net income to cash provided by
      operating activities:
        Depreciation and amortization                                    3,060         2,864
        Gain on investments, net                                        (3,344)           --
        Other adjustments related to changes in
          assets and liabilities                                          (958)         (586)
                                                                      --------      --------
      Net cash provided by operating activities                          4,818         5,567
                                                                      --------      --------
Cash flows from investing activities:
   Proceeds from sale and maturities of short-term investments           5,866        14,348
   Purchase of short-term investments                                   (2,926)       (9,898)
   Net proceeds from sale of stock of Target Therapeutics, Inc.          5,639            --
   Increase in long-term investments, intangible and other assets       (3,192)       (2,517)
   Expenditures for property and equipment                              (2,209)       (3,543)
                                                                      --------      --------
      Net cash provided by (used in) investing activities                3,178        (1,610)
                                                                      --------      --------
Cash flows from financing activities:
   Repurchase of common stock                                           (5,543)      (13,171)
   Net proceeds from issuance of common stock                            2,209         2,745
                                                                      --------      --------
          Net cash used in financing activities                         (3,334)      (10,426)
                                                                      --------      --------

Net increase (decrease) in cash and cash equivalents                     4,662        (6,469)
Cash and cash equivalents at beginning of period                         5,369         9,294
                                                                      --------      --------
Cash and cash equivalents at end of period                            $ 10,031      $  2,825
                                                                      ========      ========











                             See accompanying notes.

                              COLLAGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Collagen Corporation ("the Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of income for the three and nine months ended March 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made. Interim results are not necessarily indicative of results for a full fiscal year. The condensed consolidated balance sheet as of June 30, 1994 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1994 included in the Company's 1994 Annual Report to Stockholders.

     Cash, Cash Equivalents and Short-term Investments

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The impact of adoption at July 1, 1994 was immaterial. The Company's debt securities are classified as available-for-sale and are carried at fair value in cash equivalents and short-term investments. Unrealized gains and losses, net of tax, are reported in stockholders' equity and were immaterial for the three and nine months ended March 31, 1995.

2.   Inventories

     Inventories consist of the following (in thousands):

                                                    March 31, 1995       June 30, 1994
                                                    --------------       -------------
              Raw materials                            $   566             $   625
              Work-in-process                            1,476               1,763
              Finished goods                             2,677               1,473
                                                       -------             -------
                                                       $ 4,719             $ 3,861
                                                       =======             =======

3.   Per Share Information

     Earnings per share for the three and nine months ended March 31, 1995 and 1994 have been computed based upon the weighted average number of common and common equivalent shares outstanding. Shares used in the per share computations are as follows (in thousands):


                             Three Months Ended      Nine  Months Ended
                                  March 31,               March 31,
                             ------------------      ------------------
                               1995      1994          1995      1994
                               ----      ----          ----      ----
Primary

        Common stock           9,286     9,549         9,319     9,629

        Stock options            270       305           211       343
                               -----     -----         -----     -----
Weighted average number of
        common and common
        equivalent shares
        outstanding            9,556     9,854         9,530     9,972
                               =====     =====         =====     =====

4.   Income Taxes

     The provision for income taxes for the nine months ended March 31, 1995 and 1994 was computed by applying the estimated annual income tax rates of approximately 47% and approximately 46%, respectively, to income before income taxes. The higher effective tax rate in the current fiscal year is primarily due to increased equity in losses of certain affiliates which is partially offset by a change in the mix of anticipated foreign and domestic earnings and a lower effective state income tax rate.

5.   Stock Repurchase Program

     In February 1993, the Company's Board of Directors authorized a stock repurchase program. During the nine months ended March 31, 1995, the Company repurchased 262,500 shares of its common stock at an average acquisition price of approximately $21 per share. Subsequent to March 31, 1995, the Company repurchased 300,000 shares of its common stock at an average acquisition price of approximately $19 per share. Since the inception of the stock repurchase program in February 1993, the Company has repurchased 1,500,000 shares of its common stock at an average acquisition price of approximately $22 per share. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans.

6.   Net Gain on Investments

     During the quarter ended March 31, 1995, the Company sold 135,000 shares of the common stock of Target Therapeutics, Inc. ("Target") for a pre-tax gain of approximately $3.2 million. After the sale, the Company's ownership position in Target was reduced from approximately 32% to approximately 30%. During the quarter ended December 31, 1994, the Company sold 35,000 shares of Target for a pre-tax gain of approximately $775,000.

     Target's common stock is quoted on the Nasdaq National Market. The closing price of Target's stock at March 31, 1995 was $36.50 per share. The Company held 2,124,194 shares of Target's common stock at March 31, 1995.

     The Company also recorded an investment reserve of $675,000 in the quarter ended March 31, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

Collagen Corporation (the "Company") revenues have been derived primarily from the sale of products principally used in reconstructive and cosmetic applications for the face, the treatment of stress urinary incontinence, and in bone repair. The Company markets its reconstructive and cosmetic products directly and through a network of international distributors and its stress urinary incontinence and bone repair products through marketing partners.


In addition to joint development arrangements, the Company has an active program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology on select market segments to bring products to market efficiently and to expand its proprietary knowledge.

Results of Operations

The following tables show for the periods indicated the percentage relationship to product sales of certain items in the Condensed Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from period to period.


                                                                                    PERCENT CHANGE
                                                                                     3 Mos. Ended
                                                                                     March 31,1995
                                                  PERCENT OF PRODUCT SALES            Compared to
                                              3 Mos. Ended        3 Mos. Ended       3 Mos. Ended
                                              March 31,1995       March 31,1994      March 31,1994
                                              -------------       -------------      -------------
Product sales                                      100%               100%                 9 %
Other revenues                                      --                 --                 --
- --------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost  of  sales                                    26%                28%                 2 %
 Research and development                           13%                16%                (8)%
 Selling, general and administrative                44%                43%                11 %
- --------------------------------------------------------------------------------------------------
   Income from operations                           17%                14%                38 %
- --------------------------------------------------------------------------------------------------


                                                                                    PERCENT CHANGE
                                                                                     9 Mos. Ended
                                                                                     March 31,1995
                                                  PERCENT OF PRODUCT SALES            Compared to
                                              9 Mos. Ended        9 Mos. Ended       9 Mos. Ended
                                              March 31,1995       March 31,1994      March 31,1994
                                              -------------       -------------      -------------
Product sales                                      100%                100%                 12%
Other revenues                                       2%                  2%                 --
- --------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost  of  sales                                    27%                 28%                  7%
 Research and development                           14%                 15%                  4%
 Selling, general and administrative                44%                 46%                  9%
- --------------------------------------------------------------------------------------------------
   Income from operations                           17%                 13%                 46%
- --------------------------------------------------------------------------------------------------


         Product sales. Product sales of $17.0 million in the three months ended March 31, 1995 increased $1.4 million, or 9%, over the same prior-year quarter. Product sales of $51.3 million in the nine months ended March 31, 1995 increased $5.5 million, or 12%, over the same prior-year period.

         Worldwide sales of plastic surgery and dermatological products for the three and nine months ended March 31, 1995 were $12.3 million and $36.6 million, respectively, up 19% and 18% from sales of $10.3 million and $31.1 million, respectively, for the same prior-year periods. U.S. sales of plastic surgery and dermatological products, representing 47% and 50% of worldwide sales for the three and nine months ended March 31, 1995, respectively, increased $234,000 and $1.9 million, or 4% and 11%, respectively, over the same prior-year periods. The increase in sales in the current fiscal year periods was primarily due to a price increase which was effective February 1994 as well as increases in unit sales which may be attributable to an increase in advertising and public relations campaigns, and increased physician interest in cosmetic procedures not reimbursed by third party payors.

         International unit sales of plastic surgery and dermatological products for the three and nine months ended March 31, 1995 increased 49% and 29%, respectively, over the same prior-year periods. The Company believes the increases in the current fiscal year periods were due to successful marketing and public relations efforts, as well as strong distributor sales and a recovery from recessionary economic conditions in Europe. International sales in dollars were favorably impacted by approximately $421,000 and $1.0 million in the three and nine months ended March 31, 1995, respectively, due to favorable foreign exchange rates, compared with the same prior-year periods. (See "Operating Income" below.) The Company expects growth in future worldwide demand for its plastic surgery and dermatological products to continue, but at a lower rate.

         For the three months ended March 31, 1995, product sales of Contigen(R) Bard(R) Collagen Implant ("Contigen(R) Implant") to the Company's marketing partner, C.R. Bard Inc. ("Bard"), were $4.1 million, which consisted of shipments of Contigen(R) Implant of $3.2 million and income from Bard's direct sales of Contigen(R) Implant to physician customers of approximately $924,000, compared with product sales of $4.1 million for the same prior-year period, which consisted of shipments of Contigen(R) Implant of $3.7 million and income from Bard's direct sales to physician customers of approximately $434,000. For the nine months ended March 31, 1995, product sales of Contigen(R) Implant to Bard were $12.2 million, which consisted of shipments of Contigen(R) Implant of $9.7 million and income from Bard's direct sales of Contigen(R) Implant to physician customers of approximately $2.4 million, compared with product sales of $12.2 million for the same prior-year period, which consisted of shipments of Contigen(R) Implant of $11.7 million and income from Bard's direct sales to physician customers of $434,000. The Company did not record any income from Bard's direct sales of Contigen(R) Implant to physician customers in the first half of fiscal year 1994 since Bard's direct sales of the product commenced late in the prior-year second quarter. Minimum shipment levels of Contigen(R) Implant to Bard in fiscal 1995 are in accordance with an agreement between the Company and Bard. Actual shipments of Contigen(R) Implant to Bard in the next quarter are expected to be at levels similar to those of the current fiscal quarter. Bard currently has significant inventory of these products. No minimum purchases are required under this agreement after June 30, 1995, and there can be no assurance that Bard's purchases of Contigen Implant will not decrease thereafter to the extent that Bard seeks to reduce its Contigen Implant inventory levels. Any significant decrease in such purchases could have a material adverse effect on the Company's operating results. While the Company intends to pursue further agreements regarding future shipment levels, there can be no assurances that such agreements will be reached. During the quarter ended December 31, 1994, the Company's share of sales made by Bard to physician customers increased from 5% to 10%, pursuant to the terms of an agreement between the Company and Bard. Future income from Bard's direct sales of Contigen(R) Implant to physician customers is expected to increase, but is uncertain and may fluctuate significantly due to market demand.

         For the three and nine months ended March 31, 1995, sales of Collagraft(R) Bone Graft Matrix ("Collagraft(R) Implant") and Collagraft(R) Bone Graft Matrix Strip ("Collagraft(R) Strip") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were $579,000 and $2.2 million, respectively, compared to sales of Collagraft(R) Implant of approximately $943,000 and $1.6 million to Zimmer in the same prior-year periods. The increase in the current nine month period was primarily due to sales of Collagraft(R) Strip, which the Company started shipping to Zimmer after receipt of clearance from the FDA to market Collagraft(R) Strip in January 1994. Due to higher than expected shipments to Zimmer in the quarter ended September 30, 1994, the Company's sales of the Collagraft(R) Implant and Collagraft(R) Strip in the current fiscal quarter were at a level similar to those reported in the fiscal quarter ended December 31, 1994. Similar levels are expected for the next fiscal quarter.

         A number of uncertainties exist surrounding the marketing and distribution of the Company's new products, Contigen(R) Implant, Collagraft(R) Implant and Collagraft(R) Strip. The Company's primary means of distribution for these products is through third party firms, Bard, in the case of Contigen(R) Implant, and Zimmer, in the case of Collagraft(R) Implant and Collagraft(R) Strip. The Company's business and financial results could be adversely affected in the event that either (or both) of these parties, or the Company, is unable to market the products effectively, accurately anticipate customer demand, or effectively manage industry-wide pricing and cost containment pressures in health care.

         Other revenues. Other revenue in the nine months ended March 31, 1995 and 1994 consisted of milestone payments of $1.0 million in each period from Bard in accordance with an agreement between the Company and Bard. Under the agreement, Bard is scheduled to pay a final milestone payment of $2 million to the Company on September 30, 1995.

         Cost of sales. Cost of sales as a percentage of product sales was 26% and 27% for the three and nine months ended March 31, 1995, respectively, compared with 28% for the same prior-year periods. The lower cost of sales as a percentage of product sales in the current fiscal year periods was primarily due to increased product revenues resulting from income received from Bard's direct sales of Contigen(R) Implant to physician customers, which lowered the cost of sales as a percentage of product sales, as well as the favorable impact of foreign exchange rates on international product sales. Due to the high fixed costs of the company's manufacturing facility, unit cost of sales is expected to remain highly dependent on maintaining the current level of output at the Company's manufacturing facility, which is heavily dependent on production of Contigen(R) Implant. Changes in cost of sales as a percentage of sales are contingent on the product mix of future sales for which demand and pricing characteristics may vary.

         R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $2.2 million and $7.3 million for the three and nine months ended March 31, 1995, respectively, compared with $2.4 million and $7.0 million for the same periods in the prior year. The increase in R&D spending in the current fiscal nine month period was primarily attributable to advancements in soft tissue programs, including clinical trials for Zyplast II(R) Implant, a concentrated collagen material for soft tissue augmentation. The Company expects R&D spending this fiscal year to be at levels slightly higher than those of the prior year.

         SG&A. Selling, general and administrative ("SG&A") expenses were $7.4 million and $22.8 million for the three and nine months ended March

31, 1995, respectively, compared with $6.7 million and $21.0 million in, or increases of 11% and 9%, respectively, over the same prior-year periods. The increases in the current fiscal year periods were primarily due to higher international spending and an unfavorable impact of foreign exchange rates, partially offset by lower U.S. advertising and public relation campaign expenses. SG&A expenses as a percentage of product sales were 44% for the three and nine months ended March 31, 1995, compared to 43% and 46% for the same prior-year periods. The Company expects SG&A spending in fiscal year 1995 to be at levels comparable to fiscal 1994.

         Operating income. Operating income was $2.9 million and $8.6 million for the three and nine months ended March 31, 1995, respectively, compared with $2.1 million and $5.9 million in, or an increase of 38% and 46%, respectively, over the same prior-year periods. The increases in operating income in the current fiscal year periods were primarily due to higher product sales, partially offset by higher operating expenses.

         Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of approximately $148,000, resulting from an increase of approximately $421,000 in revenue on equivalent local currency sales, partially offset by an increase of approximately $273,000 in operating expenses. Compared with foreign exchange rates for the same prior-year period, the impact of foreign exchange rates in the nine months ended March 31, 1995 on operating income was a net increase of $323,000, resulting from an increase of approximately $1.0 million in revenue on equivalent local currency sales, partially offset by an increase of approximately $719,000 in operating expenses.

         Gain on investments, net. In the quarter ended March 31, 1995, the Company sold 135,000 shares of the common stock of Target Therapeutics, Inc. ("Target") for a pre-tax gain of approximately $3.2 million. In November 1994, the Company sold 35,000 shares of Target for a pre-tax gain of approximately $775,000. The Company also recorded an investment reserve of $675,000 in the current fiscal quarter to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary.

         Equity in earnings (losses) of affiliate companies. Equity in losses of affiliate companies was $427,000 for the three months ended March 31, 1995, compared with losses of $117,000 for the same prior-year quarter. For the nine months ended March 31, 1995, equity in losses of affiliate companies was $796,000, compared with losses of $154,000 in the same prior-year period. The increases in equity in losses of affiliate companies in the three and nine month periods in the current fiscal year over the same prior-year periods were primarily due to increased losses recognized by affiliate companies, partially offset by increased equity in earnings in Target. The Company currently intends to continue to make significant additional investments in affiliated companies. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses which in turn will have an adverse effect on the Company's operating results. Furthermore, there can be no assurance that any investments in affiliates will result in any return nor as to the timing of such return, or that the Company will not lose its entire investment.

         Interest income. Interest income was $138,000 and $353,000 for the three and nine months ended March 31, 1995, respectively, compared with $120,000 and $403,000 for the same prior-year periods. The increase in the current fiscal quarter over the same period in the prior year was due to higher average investment balances and interest rates. The decrease in the current fiscal nine month period was primarily due to lower average investment balances resulting from the repurchase of common stock and additional investments in affiliate companies, partially offset by slightly higher interest rates.

         Interest expense. Interest expense of $28,000 and $83,000 in the three and nine months ended March 31, 1995 was related to a $7 million revolving credit facility, which the Company finalized with a bank in November, 1994.

         Provision for income taxes. The provision for income taxes for the nine months ended March 31, 1995 and 1994 was computed by applying the estimated annual income tax rates of approximately 47% and approximately 46%, respectively, to income before income taxes. The higher effective tax rate in the current fiscal year is primarily due to increased equity in losses of affiliates which is partially offset by a change in the mix of anticipated foreign and domestic earnings and a lower effective state income tax rate.

Liquidity and Capital Resources

         At March 31, 1995, the Company's cash, cash equivalents and short-term investments were $14.5 million compared to $12.7 million at June 30, 1994. Net cash provided by operating activities was $4.8 million for the nine months ended March 31, 1995, compared with $5.6 million provided by operating activities for the same prior-year period.

         The $4.8 million of cash provided by operating activities in the nine month period in the current fiscal year was primarily offset by $5.5 million used to repurchase 262,500 shares of the Company's common stock at an average acquisition price of approximately $21 per share, $2.5 million of additional investments in affiliate companies and the payments of aggregate cash dividend of approximately $1.6 million, to the Company's stockholders in July 1994 and January 1995.

         The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $10.0 million in fiscal 1995. As of March 31, 1995, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $5.1 million. The Company anticipates that the Board of Directors will review the possibility of declaring an additional dividend before the end of the current fiscal year. In addition, subsequent to March 31, 1995, the Company repurchased 300,000 shares of its common stock at an average acquisition price of approximately $19 per share.

         The Company's principal sources of liquidity include cash generated from operations and its cash, cash equivalents and short-term investments. In addition, during the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings of approximately 2.3 million shares of Target's common stock. In the current fiscal quarter, the Company sold 135,000 shares of Target common stock for a pre-tax gain of approximately $3.2 million. In November, 1994, the Company sold 35,000 shares of its Target common stock for a pre-tax gain of approximately $775,000. The aggregate pre-tax sales proceeds of these two sales were approximately $5.6 million. The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994. The Company may use funds from this source for general corporate purposes. The Company believes that these sources should be adequate to fund its anticipated cash needs through at least the next twelve months.

Factors That May Affect Future Results of Operations

         The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sales of medical devices in the U.S., including labeling, advertising and recordkeeping. The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products both inside and outside of the U.S. could adversely affect the Company, as could product recalls.

         A large portion of the Company's revenues in recent years has come from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, including numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions generally. The Company's operating strategy takes into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected by fluctuations in foreign currency exchange rates.

         Although the Company has been the subject of recent positive publicity, it has been and may be in the future the subject of negative publicity, which can arise from various sources, ranging from the news media on cosmetic procedures in general to legislative and regulatory investigations specific to the Company concerning, among other things, the safety and efficacy of its collagen-based products. The Company has cooperated fully with all such investigations and is confident of the safety and effectiveness of its collagen-based products; however, there can be no assurance that such investigations or negative publicity from such investigations or from the news media will not result in a material adverse effect on the Company's future financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increased number of product liability claims.

         The Company is involved in various legal actions arising in the course of business, some of which involve product liability claims. The Company operates in an industry susceptible to significant product liability claims that may allege that the use of the Company's technology or products has resulted in adverse effects. Such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability claims. It is possible that adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products.

         All of the Company's manufacturing capacity, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the manufacturing capacity is located in a single facility, with the Company currently maintaining only limited amounts of finished product inventory. The Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity.

         Due to the factors noted above, as well as other factors that may affect the Company's operating results, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, such shortfalls until late in the fiscal quarter, or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION

Item 1.  Legal Proceedings

          On December 21, 1994, the Company filed suit against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortious interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to the Company's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declaratory relief. Howard Palefsky, Chairman of the Board and Chief Executive Officer, was personally named as an additional defendant to the Matrix defamation charge. The Company intends to vigorously contest Matrix' charges.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

          A.     Exhibits
                 Exhibit 27 - Financial Data Schedule

          B.     Report on Form 8-K
                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COLLAGEN CORPORATION

Date:  May 12, 1995                                  /s/David Foster
                                                     ------------------------
                                                     David Foster
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                     and Accounting Officer)

                            EXHIBIT INDEX


Ex. 27    Financial Data Schedule