Form 10-K
period 1995-06-30
COLLAGEN CORP /DE
filed 1995-09-28
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended JUNE 30, 1995, or

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _____________ to _______________

                        Commission file number: 0-10640

                              COLLAGEN CORPORATION
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                                   94-2300486
                   (State or other                                            (I.R.S. Employer
                   jurisdiction of                                           Identification No.)
                  incorporation or
                    organization)

                        2500 FABER PLACE, PALO ALTO, CA                                      94303
                    (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (415) 856-0200

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.01
                                                             PAR VALUE
                                                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X          NO
                                       -----           -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  X  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 1, 1995, in the Nasdaq National Market, was approximately $120,941,818. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 1, 1995, Registrant had 8,970,732 shares of Common Stock outstanding.

Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, and (2)




Form 10-K Annual Report for the fiscal year ended March 31, 1995 of Registrant's unconsolidated affiliate, Target Therapeutics, Inc.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Collagen develops, manufactures and markets on a worldwide basis high quality biocompatible products for the treatment of defective, diseased, traumatized or aging human tissues. Collagen has grown by identifying medical applications for its technology, developing innovative products and building markets with respected healthcare professionals, either directly or with marketing and technology partners. Collagen's core products are principally used in cosmetic and reconstructive applications, the treatment of stress urinary incontinence, and bone repair. Collagen focuses on development of new products based upon biomaterials, especially collagen, for sale in human healthcare markets worldwide.

CORE TECHNOLOGY

         The foundation of Collagen's current business is the collagen protein family, around which Collagen has developed proprietary technology and patented materials, processes and uses. Collagen is a family of naturally occurring proteins that serve as the basic structural building blocks of the tissues found in skin, cartilage, bone, tendons, ligaments, arterial walls, nerve sheaths and other organs and tissues of the body. Collagen is present in all mammals in higher concentration than any other protein and is quite similar among species. There are at least fifteen types of collagen, the most common of which is the type primarily used in Collagen's commercial products and products under development.

         Collagen has developed proprietary processes to purify its bovine
(cow)-source collagen on a commercial scale and to manufacture "tissue-like" implants from the resulting materials. These proprietary processes alter the immunological profile of the bovine-source collagen, thus minimizing the potential for causing an allergic reaction. The result is a purified and sterilized fibrous collagen material that can be easily injected or implanted into the human body.

         The potential for causing an allergic reaction arising from the injection of bovine-source collagen is relatively low. Based on Collagen's statistics, approximately 97% of men and women tested show no allergic reaction to a skin test and can be treated with the bovine-source collagen injection. The 3% that show an allergic reaction to the skin test display typical symptoms of hypersensitivity, which include redness, itchiness and swelling. An additional 1-2% of the people treated develop an allergic reaction after one or more injections.

         In August 1995, the Company entered into an agreement with certain of the stockholders of LipoMatrix, Incorporated ("LipoMatrix") under which the Company will acquire, subject to certain conditions, outstanding securities of LipoMatrix that will increase the Company's ownership position in LipoMatrix from approximately 40 percent to 90 percent on a fully diluted basis, for an aggregate of approximately $18 million. The transaction is scheduled to close in January 1996; however, due to the limited nature of the conditions on closing, this transaction is being treated for accounting purposes as if it were completed in the first quarter of fiscal 1995. Accordingly, for purposes of this report, this transaction shall be deemed to have been completed.

         LipoMatrix is developing a proprietary family of biocompatible products. Trilucent(TM) Breast Implant ("Trilucent implant"), recently commercially introduced in the U.K, achieves biocompatibility by utilizing soybean oil, which has a long history of parenteral use in human beings as a filler. Since the neutral triglycerides of the soybean oil have the same radiodensity as human fat, Trilucent implant permits meaningful mammograms to facilitate detection of breast cancer. Laminated into the implant shell is an electronic transponder, which will allow non-invasive implant identification.

STRATEGY

         Collagen's strategy consists of the following principal elements:

                 Expand Existing Medical Franchise. Collagen has a 14-year involvement with the cosmetic procedure-oriented segments of the plastic surgery and dermatology markets. Medical procedures for cosmetic indications in those markets are generally paid for by the patient and therefore are not commonly subject to reimbursement constraints imposed by third party payors. The recently developed Trilucent implant is another example of a high value product for the cosmetic and reconstructive plastic surgery market. Collagen's objectives include developing, in-licensing, and acquiring additional products related to this market.

                 Broaden Therapeutic Applications. Collagen has developed innovative medical products that take advantage of the physical and biological properties of collagen, and has developed proprietary collagen technology platforms that could lead to new applications for product development. In addition, Collagen has implemented an "affiliate" program to expand its new product development activities outside of the areas of its core competence, such as interventional cardiology, ophthalmology, and otology (treatment of ear disorders).

                 Enhance Biomaterials Technology. Collagen has substantial research, pre-clinical, clinical and regulatory expertise in the development of collagen-based medical devices. Collagen's current objectives include improving the clinical persistence of current collagen materials and reducing or eliminating allergic reactions arising from the bovine source of current collagen products.

PRODUCTS, MARKETS AND METHODS OF DISTRIBUTION

         Cosmetic and Reconstructive Surgery. Collagen has three principal products for the treatment of skin contour defects: Zyderm(R) I Implant ("Zyderm I implant"), Zyderm(R) II Implant ("Zyderm II implant"), a more concentrated form of injectable collagen, and Zyplast(R) Implant ("Zyplast implant"), a cross-linked collagen product. These products are sterile devices, composed of highly purified bovine dermal collagen, dispersed in a saline solution containing a small amount of lidocaine and packaged in a sterile syringe. They are injected with a fine gauge needle into depressed layers of skin to elevate the area to surface contour.

         Depending on the indication and the product (or product combination) used, most patients can achieve considerable correction in one to four treatment sessions, utilizing an average of 1.5 - 2.0 cc of collagen product. The implants take on the texture and appearance of normal host tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are often necessary after initial treatment, depending on the location and original cause of the skin deformity.

         Collagen believes that opportunities exist in the market for injectable collagen implants based on potential new products and product applications, potential increases in patient awareness of the procedure and product price, demand among younger people for cosmetic procedures and increased physician interest in cosmetic procedures not reimbursed by third party payors. Factors such as negative publicity, adverse rulings by regulatory authorities or in connection with product liability lawsuits, introduction of competitive products by third parties or other loss of market acceptance for Collagen's principal products may significantly and adversely affect Collagen's business, financial condition and results of operations.

         Collagen markets Zyderm and Zyplast implants primarily to the approximately 11,000 dermatologists and plastic surgeons in the United States through a direct sales force. Approximately

4,000 of these medical professionals have purchased Zyderm and Zyplast implants from Collagen in the past year. United States sales of Zyderm and Zyplast implants, which represents approximately 49% of worldwide sales of Zyderm and Zyplast implants, increased 12% over prior year's sales.

         Collagen utilizes a variety of methods to market its dermatological products. Collagen sponsors a "Partners in Growth" program for plastic surgeons and dermatologists. This program is designed to identify and support a committed group of physicians who endorse the appropriate use of injectable collagen and are skilled in its proper use. Collagen conducts other physician marketing activities such as direct mail campaigns, physician education, in-office merchandising and patient seminars. Collagen has emphasized physician education to ensure proper training in the use of its products and timely communication of clinical and product use information. To stimulate demand at the patient level, Collagen also conducts consumer marketing awareness programs such as public relations events, health and beauty magazine advertising and direct mailing campaigns.

         Collagen markets its Zyderm and Zyplast implants directly to physicians in 10 European countries, Canada, Australia and New Zealand. Collagen markets its products through distributors in all other international markets. Collagen has granted exclusive distribution rights for Zyderm and Zyplast implants in Japan. Over the past two years, Collagen has appointed a number of new foreign distributors for its injectable collagen products.

         A large portion of Collagen's revenues in recent years has come from its international operations. Consolidated export sales of Zyderm and Zyplast implants totaled $26.1, $20.8 and $21.3 million in fiscal 1995, 1994 and 1993 respectively. Export sales for Zyderm and Zyplast implants represented 36%, 32% and 43% of Collagen's revenues for those fiscal years. Collagen has expanded and intends to further expand its direct selling efforts in certain international markets. There can be no assurance that difficulties associated with a transition to direct marketing efforts would not have an adverse effect on Collagen's results of operations.

         In 1992, Collagen participated in the formation of LipoMatrix, which intended to research, develop, manufacture, and market medical devices designed to replace, restore, or augment body structures that consist largely of adipose
(fat) tissues, including the human breast. LipoMatrix recently received clearance from the FDA to commence clinical studies in the U.S., and in August 1995, introduced the Trilucent implant into the United Kingdom market through Collagen's U.K subsidiary. LipoMatrix already has gathered clinical data on its breast implants from more than 100 patients treated in Europe.

         Incontinence. According to the National Institutes of Health, more than ten million Americans suffer from urinary incontinence, or the involuntary loss of urine. While comprehensive data are not available as to the incidence of a form of stress urinary incontinence called intrinsic sphincter deficiency ("ISD"). Collagen has estimated, based upon physician survey information, that as many as one million of these persons suffer from ISD, a poor or nonfunctioning bladder outlet mechanism that may be helped by a locally injected bulking agent. Collagen and its marketing and distribution partner, C.R. Bard, Inc. ("Bard"), received approval from the FDA to produce and market Contigen(R) Bard collagen implant ("Contigen implant") in September, 1993 for the treatment of ISD. ISD occurs among all demographic groups, but its incidence increases with age and is twice as high in women as men. Management and treatment alternatives have historically included absorbent products, behavior modification, medication and surgery. Contigen implant injections may improve stress incontinence caused by stretched pelvic muscles from childbirth, decreased tone in the pelvic muscles supporting the bladder (often associated with menopause and aging) and prostate surgery.

         Contigen implant is a sterile, highly purified bovine dermal collagen that is lightly crosslinked and dispersed in a saline solution. Contigen implant is injected into the submucosal tissues of the urethra and/or bladder neck, and into the tissues adjacent to the urethra. The injection of Contigen implant creates increased tissue bulk and subsequent coaptation (joining) of the urethral lumen. After injection, the suspended collagen forms a soft cohesive network of fibers. Over time, the implant takes on the appearance of normal host tissue.

         Pursuant to the terms of an agreement between Collagen and Bard, Bard purchases commercial products, including Contigen implant, developed under this agreement. In addition, Collagen receives a percentage of Bard's direct sales to physician customers. Bard holds exclusive worldwide marketing and distribution rights to Contigen Implant.

         Collagen recorded approximately $16.5 million and $16.7 million of revenue from sales of Contigen Implant in fiscal 1995 and 1994 respectively. Of such revenue, $13.4 million and $15.9 million was derived from sales of Contigen implant to Bard and $3.1 million and $789,000 from Bard's direct sales to physicians in 1995 and 1994 respectively, compared to $4.4 million of sales of Contigen implant to Bard recorded in fiscal 1993 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Sales").

         Orthopaedics. Collagen and its orthopaedic marketing partner, Zimmer Inc., a wholly-owned subsidiary of Bristol-Myers Squibb ("Zimmer"), received approval from the FDA in May 1993 to produce and market Collagraft(R) bone graft matrix implant ("Collagraft implant"). Collagraft(R) bone graft matrix strip ("Collagraft strip"), a "premixed" formulation which is an early "ready-to-mix" Collagraft implant formulation, was subsequently approved in January 1994. Collagraft implant and Collagraft strip, when used with autogenous bone marrow, is indicated for use in acute long bone fractures and traumatic osseous defects to provide a matrix for the repair process of bone. Bone graft substitute eliminates the need for patients to undergo a painful autograft bone grafting procedure, which involves harvesting patients' own bone from another site, and it prevents the transmission of human infectious agents and inconsistent results from allograft procedures (bone graft supplied through a bone bank). During surgery Collagraft strip or Collagraft implant is mixed with the patient's own bone marrow and is placed into the fracture site providing a scaffolding around which new bone will grow. Medical conditions which may require bone grafting include acute long bone fractures and certain tumors and cysts.

         Collagraft implant and Collagraft strip are a mixture of purified fibrillar collagen and hydroxyapatite/tricalcium phosphate ceramic ("HA/TCP"), and is supplied sterile in both a strip form (premixed) and a ready-to-mix form. Hydroxyapatite is a substance which is biocompatible and is minimally resorbed. Tricalcium phosphate is radiopaque, biocompatible and biodegradable. Its degradation products can be reconstituted by the body to form new bone mineral allowing for bone deposition.

         An agreement between Collagen and Zimmer provides for the development and distribution of collagen and other biologically-based products for orthopaedic applications. Collagen will manufacture approved products and sell them to Zimmer, which has exclusive marketing rights for Collagraft implant and Collagraft strip in the United States and Asia. Collagen holds marketing rights for Collagraft implant and Collagraft strip in Europe, Canada, Africa and the Middle East. Collagraft implant and Collagraft strip are currently sold only in the United States, and Collagen does not anticipate substantial sales outside the United States for the foreseeable future.

         Sales of Collagraft implant and Collagraft strip to Zimmer in fiscal 1995 totaled $3.0 million compared with $2.7 million in fiscal 1994, the first full year of sales for these products. The Company had approximately $150,000 of combined Collagraft implant and Collagraft strip sales in fiscal 1993.

         A number of uncertainties exist surrounding the marketing and distribution of Collagen's new products, Contigen implant, Collagraft implant and Collagraft strip. Collagen's business and financial results could be adversely affected in the event that either or both of Bard and Zimmer, or Collagen, are unable to effectively market the product, accurately anticipate customer demand, or effectively manage industry-wide pricing and cost containment pressures in health care.

         Other Medical Products. During fiscal 1995, the Company expanded its product offerings to include aline of collagen-based materials for research applications and other custom needs. Sales of these products were not material.

COMPETITION

         The medical device industry is characterized by rapidly evolving technology and increasing competition under the recent changes in the health care environment. Collagen faces competition in each of its target product markets.

         Zyderm and Zyplast Implants. Collagen is aware of one commercial product in the United States that is directly competitive with Zyderm and Zyplast implants. This product is a gelatin-based (denatured collagen) product for soft tissue augmentation presently being marketed in the U.S. and Canada. Collagen is also aware of one foreign company which is marketing a collagen-based material for soft tissue augmentation internationally. Indirect competitors to Zyderm and Zyplast implants include, among others, chemical peels, fat injections, dermabrasion, laser treatment and face lifts. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. There can be no assurance that Collagen will not face increased direct and indirect competition in the soft-tissue augmentation market.

         Trilucent implant. The principal competitiors of Trilucent implant are saline implants worldwide, and silicone gel implants outside the U.S. These products are generally marketed by a few companies wielding greater resources than the Company, and having substantially more experience in manufacturing and marketing in the breast implant market.

         Contigen. At the present time, autologous fat, silicon micro-implants and polytetrafluorethane (Teflon paste, or PTFE) are directly competing with Contigen implant for the treatment of stress incontinence due to ISD. Neither silicon micro-implants nor PTFE have been approved by the FDA for use in the United States. Other methods of treatment or amelioration of ISD may be considered competitive with Contigen implant. These include surgery, medication, absorbent products and behavior modification.

         Collagraft. Bone graft substitutes currently are used in a small fraction of bone grafting procedures. The vast majority of bone grafting procedures currently use autograft (autologous bone) taken from the patient's own body and allograft (bone bank bone taken from deceased donors). Collagraft implant and Collagraft strip belong to a new family of products called bone graft substitutes. The most direct competitor to Collagraft implant and Collagraft strip is Pro-Osteon, a synthetic bone graft substitute made of a coral-like mineral. A less direct competitor to Collagraft implant and Collagraft strip is an allograft bone product called Grafton, which is packaged in a syringe and marketed and priced like a bone graft substitute.

         In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in medical applications anticipated to be addressed by Collagen's products, including Contigen implant and Collagraft implant products. Some of these companies and institutions may have substantially greater capital resources; research and development staffs and facilities; and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of Collagen. There can be no assurance that Collagen's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by Collagen or that would render Collagen's technology and products obsolete or non-competitive. There can be no assurance that such potential competition will not have an adverse effect on the future business or financial condition of Collagen. Certain of Collagen's collagen-based products, including the Zyderm implants, were manufactured and sold pursuant to an exclusive license from Stanford University under a U.S. patent, which expired in April 1993, covering the use of native, solubilized collagen for soft-tissue augmentation. The expiration of this patent may result in increased competition in the market for injectable collagen implants if and as other companies enter that market.

MANUFACTURING

         Collagen manufactures its collagen-based products utilizing readily available chemicals and enzymes. The source of its collagen is bovine (cow) dermis. In an attempt to ensure that the hides are free from any herd-threatening disease such as Bovine Spongiform Encephalopathy ("BSE"), the hides are sourced from a closed herd, which requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinarian program. Collagen obtains HA/TCP solely from Zimmer for the manufacture of Collagraft Implant. Collagen believes that the supply of raw materials and processing materials for its manufacturing operations is and will continue to be adequate for the foreseeable future and that such materials are available from other sources.

         Collagen's principal products have various refrigerated shelf lives of 30 to 36 months. Collagen typically ships products to physicians as orders are received on an express delivery basis, and has no material backlog. It is Collagen's policy to maintain levels of finished goods inventory adequate to allow for the expeditious handling of orders received. Collagen believes its physician customers typically purchase products on an as-needed basis, while distributor customers purchase products based on inventory stocking levels.

         In November 1990, Collagen commenced manufacture of its collagen-based products in its facility located in Fremont, California, significantly increasing its capacity. Collagen has experienced and may continue to experience disruptions in its manufacturing schedule as it continues to manufacture products in increasingly larger quantities and with new process improvements. Collagen's manufacturing facilities are subject to regulatory requirements and periodic inspection by regulatory authorities such as the Food and Drug Administration ("FDA") in the United States, and in countries such as the United Kingdom, outside the United States.

         LipoMatrix produces Trilucent implant in Neuchatel, Switzerland, and its facility there was certified in compliance with ISO9001 and EN46001 by SQS and TUV Product Services in December 1994. LipoMatrix may experience disruptions in manufacturing schedules as a consequence of the normal transitional effects of producing its first product, and as it manufactures increasingly larger quantities of products. In addition, it may experience a significant shortage of manufacturing capacity if its facility fails to operate as planned.

PRODUCT RESEARCH AND DEVELOPMENT

         Collagen maintains an active program of technology and new product development. Collagen intends to continue to devote a significant portion of revenues to research and product development activities throughout its product lines to generate significant returns to stockholders. Research and Development ("R & D") expenses for Collagen totaled $9.9 million, $9.4 million, and $8.8 million in fiscal 1995, 1994 and 1993, respectively. R & D expenses represented 14%, 15%, and 18% of product sales for those years.

         Collagen is pursuing a soft tissue augmentation product development program with the objective of developing new injectable products and enhancements to existing products for the treatment of skin contour defects. The types of improvements being focused on relate to one of two performance criteria: duration of treatment benefit and/or the elimination of local inflammatory reactions. Collagen is exploring human collagen, which may prove to be the alternative for the potential collagen patients who are allergic to bovine-based products as well as first choice for patients who elect to minimize this possibility; in addition, human collagen could become the basis for numerous future products that currently rely on a bovine collagen foundation. There are two potential sources for human collagen: placental-sourced human collagen and recombinant human collagen through transgenic animals. Collagen has an ongoing collaboration with IMEDEX, a subsidiary of Rhone-Poulenc S.A., to develop new products based on the use of human placental-collagen. In addition, Collagen has made an equity investment in and is actively collaborating with GenPharm International, Inc. for the purpose of developing recombinant human collagen.

         LipoMatrix products are designed and developed at its Neuchatel, Switzerland facility in accordance with EN46001 and ISO9001 and other international standards, including risk analysis, design dossiers, validation and testing.

         An additional element of Collagen's product development strategy is the support of research at leading institutions in areas that may broaden Collagen's basic technology or suggest new clinical applications for Collagen's products. Collagen enters into contractual research agreements with various institutions throughout the United States and Europe in the normal course of business. These agreements typically provide for various levels of funding over time periods not exceeding two years. These agreements typically give Collagen rights of first refusal to develop and market any commercial products which may result from research performed and impose, in some cases, royalty and payment obligations and marketing restrictions.

         In addition to joint development arrangements, Collagen has an active program for developing new products through affiliated companies in which Collagen makes equity and debt investments. Collagen believes the formation of new companies allows each to focus its technology on select market segments, to bring products efficiently to market and to advance proprietary know-how at a rapid rate. However, there can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on such investments. Collagen's product development and research strategy consists of the following principal elements:

                 New Products in New Market Segments. In fiscal 1994, Collagen, together with Target, and Celtrix Pharmaceuticals, Inc., formed Prograft Medical Inc. ("Prograft"). Prograft focuses on the development of proprietary vascular grafts, vascular stents and vascular stent-graft combinations, which may use certain of Collagen's biomaterials, for use in the repair and replacement of diseased and damaged blood vessels. As of June 30, 1995, Collagen held approximately 21% of the equity of, and has also entered into license and supply agreements with, Prograft. Also in fiscal 1994, Collagen and its founder, Dr. Rodney Perkins, formed Otogen Corporation, a start-up company which is currently developing surgical tissue adhesives for use in general surgical applications in such areas as plastic surgery, neurology, thoracic surgery and cardiology. In fiscal 1993, Collagen participated in the formation of CollOptics, Inc. to develop collagen-based lenticules, which are custom-made contact lenses for refractive errors.

                 Access to New Technology. In addition, Collagen has made an equity investment in and is actively collaborating with GenPharm International, Inc. for the purpose of developing recombinant human collagen. This technology could provide Collagen with a source of recombinant human collagen that is chemically identical to native human collagen.

EMPLOYEES

         As of September 1, 1995, Collagen employed 312 full-time employees, of which 59 were engaged in research and development, 85 were engaged in sales and marketing, 91 were involved in production and quality control, and 77 were engaged in finance and administration. None of Collagen's employees is covered by a collective bargaining agreement. Collagen also has a Board of Scientific Advisors which currently consists of five scientists, each of whom is prominent in his field and serves as a professor at a major academic institution. Collagen has a consulting agreement with each advisor which ranges from two to three years.

EXECUTIVE OFFICERS

         The executive officers of the Company as of September 1, 1995 who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                            OFFICER
        NAME              AGE                 POSITION                                       SINCE
---------------------------------------------------------------------------------------------------
Howard D. Palefsky         48   Chairman and Chief Executive Officer                          1978
Gary S. Petersmeyer        48   President and Chief Operating Officer                         1995
Frank A. DeLustro, Ph.D.   47   Senior Vice President, Scientific Affairs                     1990
Ross R. Erickson           50   Vice President, Regulatory Affairs and Quality Assurance      1990
Deborah W. Berard          36   Vice President, Human Resources and Administrative Services   1991
David Foster               38   Vice President, Finance & MIS, and Chief Financial Officer    1990
A. Neville H. Pelletier    54   Vice President and Managing Director, Europe                  1992
Michael Levitt             43   Vice President, Operations                                    1994

         Except as set forth below, all of the officers have been associated with the Company in their present position for more than the past five years.

         Mr. Palefsky joined the Company as President, Chief Executive Officer and Director in March, 1978 and served in such capacities unt il February
1995, when he became the Chairman of the Board and Chief Executive Officer. From 1973 to March 1978, Mr. Palefsky was employed by Alza Corporation where his last position was Vice President, Marketing. Prior to 1973, Mr. Palefsky was employed by Whitehall Laboratories as Assistant to the President. Both Alza Corporation and Whitehall Laboratories are manufacturers of pharmaceutical products. Mr. Palefsky is also a director of Calgene, Inc., and Target Therapeutics, Inc.

         Mr. Petersmeyer joined Collagen as President, Chief Operating Officer and Director in February, 1995. Prior to joining Collagen, Mr. Petersmeyer was employed by Syntex Corporation, a manufacturer of pharmaceutical products, from 1991 to January 1995, where he served as Vice President of Managed Health Care from March 1993 to January 1995, as well as serving at various times as National Sales Director and Director of Corporate Development. From 1986 to 1990, he served as President and Chief Operating Officer of Beta Phase, Inc., a medical device manufacturer, and from 1982 to 1986 he was the Executive Vice President and General Manager, Ophthalmic Products Division, of CooperVision, Inc., a manufacturer and distributor of ophthalmic products.

         Dr. DeLustro joined the Company as Manager of Immunology in June 1983 and served in various positions in the Company. In 1991, Dr. DeLustro was promoted to Senior Vice President, Scientific Affairs. Prior to 1983, he was Assistant Professor of Medicine at the Medical University of South Carolina.

         Mr. Erickson joined the Company as Program Director in January 1987 and served in various senior regulatory positions. In 1990, Mr. Erickson was promoted to Vice President, Regulatory Affairs and Quality Assurance. From 1983 to 1986, Mr. Erickson was employed by Laserscope as Director of Biomedical Affairs. From 1977 to 1983, he was employed by Cobe Laboratories as Manager of Clinical Evaluations. Both Laserscope and Cobe Laboratories are medical device manufacturers. From 1970 to 1977, Mr. Erickson was employed by Alza Corporation.

         Mr. Foster joined the Company as Financial Analyst in November 1984 and served in various positions in the Company. In 1992, Mr. Foster was appointed Chief Financial Officer. From 1979 to 1984, Mr. Foster was employed by Brown, Vence and Associates, an energy and environmental consulting firm, as Engineering Project Manager.

         Ms Berard joined the Company as a member of the Finance staff in February 1982 and served in various Human Resource positions. In 1991, Ms Berand was promoted to Vice President, Human Resources and Administrative services. Prior to 1982, Ms Berard held a position in medical development in the Stanford Medical School.

         Mr. Pelletier joined the Company in May of 1991 as Vice President of Collagen International, Inc. In 1992, he was appointed Vice President and Managing Director, Europe. From 1979 to 1991, Mr. Pelletier was employed by Sandoz AG, a manufacturer of food products, where his most recent position was Senior Vice President, Sandoz Nutrition, Inc. During his time at Sandoz, Mr. Pelletier was based in Minnesota in the U.S., Australia and Switzerland. Prior to 1979, Mr. Pelletier held a variety of marketing positions with PepsiCo, Inc., a manufacturer of beverages; Miles Laboratories, Inc., a manufacturer of over-the-counter toiletries and micro-nutrients; and Proctor and Gamble, a manufacturer of consumer products. In addition to Australia and Switzerland, Mr. Pelletier has spent his international career in Canada, the Philippines, Venezuela and Spain.

         Mr. Levitt joined the Company in July 1994 as Vice President, Operations. Prior to joining the Company, Mr. Levitt was employed by Eli Lilly and Company, a manufacturer of pharmaceutical products. During his 18 years with Eli Lilly and Company, Mr. Levitt held positions in sales, research, human resources and operations. Mr. Levitt's last position with Eli Lilly and Company was Director of Pharmaceutical Operations.

ITEM 2.  PROPERTIES

         Collagen's principal executive, marketing, and research activities are presently located in three buildings in Palo Alto, California which occupy a total of approximately 77,000 square feet. Collagen has leased these buildings under various leases that expire between June 1999 and November 2004 and contain renewal options. Collagen's international facilities are also leased under various leases and amount to approximately 10,000 square feet in total.

         In 1989, Collagen completed a sale-leaseback transaction relating to its manufacturing facility in Fremont, California. The facility lease term extends for fifteen years with four five-year renewal options. Collagen commenced commercial manufacturing in this facility in November 1990. In addition, Collagen leases approximately 11,000 square feet of warehouse space in Fremont, California.

         LipoMatrix' administrative, research and development, manufacturing and quality assurance functions are located in a 12,000 square foot facility in Neuchatel, Switzerland.

         Collagen considers that its facilities are adequate to meet its requirements for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

         Collagen is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims. While the outcome of such matters is currently not determinable, it is management's opinion that these matters, including the matters discussed below, will not have a material adverse effect on Collagen's future consolidated financial position, results of operations or cash flows.

         Collagen faces an inherent business risk of exposure to product liability claims alleging that the use of Collagen's technology or products has resulted in adverse effects. Such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. There can be no assurance that Collagen will avoid significant product liability claims and attendant negative publicity. Furthermore, there can be no assurance that present insurance coverage will be adequate or that adequate insurance coverage will remain available at acceptable costs, if at all, or that a product liability claim or recall would not adversely affect the future business or financial condition of Collagen. It is possible that adverse product liability actions could negatively affect Collagen's ability to obtain and maintain regulatory approval for its products.

         In light of regulatory investigations surrounding product safety, Collagen announced in September 1991 that it will indemnify physicians against damages and legal fees arising from lawsuits brought to a jury trial alleging a link between collagen injections and Polymyositis and Dermatomyositis. To date, the impact of this indemnification on Collagen's results of operations has not been significant. There can be no assurance, however, that any future such claims would not have a material adverse effect on Collagen's operating results.

         On December 21, 1994, Collagen filed suit in Santa Clara County Superior Court against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortious interference. Collagen alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained Collagen's confidential and proprietary information relating to Collagen's products and operations by hiring ten former employees that Collagen alleges had access to or were knowledgeable about Collagen's proprietary information. On February 12, 1995, Matrix denied Collagen's allegations and filed a cross-complaint charging Collagen with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declaratory relief. Howard Palefsky, Chairman of the Board and Chief Executive Officer of Collagen, was personally named as an additional defendant to the Matrix defamation charge. Collagen intends to vigorously contest Matrix's charges. In September, 1995, Collagen filed an amended complaint naming two additional former employees, and alleging the acquisition of additional proprietary information obtained unlawfully.

ITEM 4.  RESULTS OF VOTES BY SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of Collagen Corporation during its fourth fiscal quarter ended June 30, 1995.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CGEN. The following table presents the high and low sale prices for the Company's Common Stock for each fiscal quarter for the fiscal years ended June 30, 1995 and 1994, as reported by The Nasdaq Stock Market Summary of Activity(TM).

         Fiscal year ended June 30                  1995                      1994
                                                    ----                      ----

                     Quarter ended            High          Low         High          Low
                     -------------            ----          ---         ----          ---
                      September 30           $22.75       $17.25       $29.00       $21.75
                       December 31            24.00        19.25        30.25        25.25
                          March 31            28.25        21.50        31.75        19.00
                           June 30            22.50        15.00        23.75        17.00

HOLDERS OF RECORD

         At September 1, 1995 there were approximately 1,121 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company declared a cash dividend of $.075 per share on its common stock payable to stockholders of record on June 15, 1995, in addition to a $.075 per share dividend declared and paid earlier in fiscal 1995. In fiscal 1994, the Company declared a cash dividend of $.10 per share. The Board of Directors expects to review the potential for future dividends semi-annually.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following data have been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

             Fiscal years ended June 30,                       1995(1)     1994(1)     1993(1)     1992(2)     1991(2)
             ----------------------------------------------------------------------------------------------------------
             (Dollars in thousands, except per share amounts)
             OPERATING RESULTS
             Revenues                                          $72,560     $65,552     $49,743     $67,182     $61,382
             Research and development expenses                   9,943       9,366       8,767      12,023       8,954
             Operating income (loss)                            11,854       8,607      (3,859)     (6,294)      8,657
             Gain from investments, net(1)                       5,110          --      20,323       9,439          --
             Income from continuing operations                   8,760       4,920       9,732       1,408       5,113
             Net income (loss)                                   8,760       4,920       8,743       1,147      (4,349)
             Income (loss) per share:
                 Continuing operations                             .93         .50         .95         .14         .53
                 Net income (loss)                                 .93         .50         .85         .11        (.45)



             FINANCIAL POSITION AT JUNE 30,
             Cash, cash equivalents and short-term investments   $ 9,384   $12,736     $19,630     $44,686     $16,517
             Total assets                                         76,906    74,505      76,206      95,479      67,591

             Long-term obligations, excluding minority interest    9,972     9,507       8,784       1,786      10,168
             Total stockholders' equity                           47,920    49,082      54,936      57,174      37,798
             Book value per share at June 30                        5.31      5.21        5.64        5.71        3.88
             ADDITIONAL INFORMATION:
             Cash dividends declared per share                       .15       .10          --          --          --


(1) As a result of the sale of a portion of the Company's shares of Target Therapeutics, Inc. ("Target"), the Company's ownership position in Target decreased to below 50% in December 1992. The fiscal 1995, 1994 and 1993 financial information is presented with Target accounted for under the equity method. All previous years contain consolidated results of Target (see Notes 1 and 4 to the Consolidated Financial Statements). Gains from the Company's investment in Target contributed $6,035,000, $20,323,000, and $10,239,000 to fiscal 1995, 1993 and 1992 pre-tax earnings, respectively.

(2)  Includes consolidated results of Target.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Collagen Corporation (the "Company") is a technology-based company that develops, manufactures and markets biomedical devices for the treatment of defective, diseased, traumatized or aging human tissues.

The Company's revenues have been derived primarily from the sale of products used in reconstructive and cosmetic applications for the face, the treatment of stress urinary incontinence, and in bone repair. The Company markets its reconstructive and cosmetic products directly and through a network of international distributors and its stress urinary incontinence and bone repair products through marketing partners.

In addition to internal research and development ("R&D") and joint product development arrangements, the Company has an active program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology on select market segments to bring products to market efficiently and to expand its proprietary knowledge.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, the percentage relationship to product sales of certain items in the Consolidated Statements of Income and the percentage changes in the dollar amounts of such items from year to year.

                                                                                        Percent Change
                                                                                   1995             1994
                                                   Percent of Product Sales         vs.              vs.
 Year ended June 30,                               1995      1994     1993         1994             1993
 ---------------------------------------           ----      ----     ----         ----             ----
 Product sales                                     100%      100%     100%        11%              30%
 Other revenue                                       1%        2%      --         --               --
----------------------------------------------------------------------------------------------------------
 Costs and expenses:
      Cost of sales                                 26%       29%      31%        (2%)             21%
      Research and development                      14%       15%      18%         6%               7%
      Selling, general and administrative           45%       44%      59%        12%              (2%)
----------------------------------------------------------------------------------------------------------
Income (loss) from operations                       17%       13%      (8%)       38%              NM*
----------------------------------------------------------------------------------------------------------

* Comparison not meaningful as operating result was positive in fiscal 1994 but negative in fiscal 1993.

PRODUCT SALES.   Product sales of $71.6 million in fiscal 1995 increased $7.0 million or 11% over fiscal 1994 sales of $64.6 million, which in turn increased $14.9 million or 30% over fiscal 1993 sales of $49.7 million. The $7.0 million increase in fiscal 1995 is primarily due to growth in worldwide sales of plastic surgery and dermatological products. The $14.9 million increase in fiscal 1994 was principally attributable to new products, primarily Contigen(R) Bard collagen implant ("Contigen implant"), Collagraft(R) bone graft matrix implant ("Collagraft implant") and Collagraft(R) bone graft matrix strip ("Collagraft strip").

Worldwide sales of plastic surgery and dermatological products in fiscal year 1995 were $51.5 million or 18% higher than fiscal 1994 sales of $43.5 million, compared to a 2% decrease in fiscal 1994 over fiscal 1993 sales of $44.2 million. U.S. sales of plastic surgery and dermatological products increased 12% in fiscal 1995 over fiscal 1994, which was relatively flat compared to the prior year. The Company believes that the increase in sales in the current fiscal year was due to a combination of a price increase and a growth in demand. The increase in unit demand may be attributable to advertising and public relations campaigns, the introduction of a new injection device in the second half of the year, and general increased physician interest in cosmetic procedures not reimbursed by third party payers. The Company believes the lack of growth in demand in fiscal 1994 was primarily due to competition from alternative cosmetic procedures such as fat injections and chemical peels, as well as the lingering effects of adverse publicity in prior years from the news media on cosmetic procedures in general and to regulatory investigations specific to the Company. (See--"Factors that May Affect Future Results of Operations".) U.S. sales represented approximately 49% of worldwide sales in dollars in fiscal 1995 and 52% in both fiscal years 1994 and 1993.

International unit sales of plastic surgery and dermatological products increased approximately 29% in fiscal 1995 over fiscal 1994 and 8% in fiscal 1994 over the prior year. The Company believes the improved performance in the international market is a result of strong distributor sales, especially in Japan, successful international marketing and public relations efforts by the Company's subsidiaries, the launch of improved syringe configurations, and improving economic conditions in Europe. International sales in dollars were positively impacted by favorable exchange rates in fiscal 1995 by approximately $1.6 million, whereas in fiscal 1994, international sales in dollars were negatively impacted by unfavorable foreign exchange rates by approximately $1.6 million compared to the prior year. The Company anticipates continued growth in future worldwide product sales in dollars in the plastic surgery and dermatological market, but at rates lower than the 18% achieved in fiscal 1995.

In September 1993, the Company and its marketing partner, C.R. Bard, Inc. ("Bard"), received final clearance from the U.S. Food and Drug Administration ("FDA") to market Contigen implant. The table below outlines the two components of product sales for Contigen implant over the three year period.

Years ended June 30,                                                  1995      1994      1993
----------------------------------------------------------------------------------------------
(In millions)
Shipments of Contigen implant to Bard                                $13.4     $15.9      $4.4
Income from Bard's direct sales to physician customers                 3.1        .8        --
                                                                     -------------------------
                                                                     $16.5     $16.7      $4.4
                                                                     =========================

The Company did not record any income from Bard's direct sales to physician customers until fiscal 1994 as Bard's sales to customers commenced late in the second quarter of fiscal 1994. In the quarter ended December 31, 1994, the Company's share of Bard's direct sales increased from 5% to 10%, pursuant to terms of an agreement. Fiscal 1995 sales to Bard represent minimum shipment levels made in accordance with an agreement between the two companies. There is no agreement for fiscal 1996 sales to Bard. Bard currently has a significant inventory of these products and as a result, the Company expects to make minimal or no shipments to Bard in fiscal 1996. Future income from Bard's direct sales of Contigen implant to physicians is expected to continue but may fluctuate significantly due to market demand. As a result of the forgoing, revenues from Contigen implant during fiscal 1996 are expected to decline by more than 50 percent compared with fiscal 1995.

In January 1994, the Company and its marketing partner, Zimmer, Inc. ("Zimmer"), received clearance from the FDA to market Collagraft strip, a second-generation product for the treatment of acute long bone fractures and traumatic osseous (bony) defects. Combined sales of Collagraft implant and Collagraft strip to Zimmer totaled $3.0 million in fiscal 1995 and $2.7 million in fiscal 1994 compared to sales of Collagraft implant of $150,000 in fiscal 1993. Fiscal 1994 represented the first full fiscal year of Collagraft implant sales.

A number of uncertainties exist surrounding the marketing and distribution of Contigen implant, Collagraft implant and Collagraft strip. The Company's primary means of distribution for these products is through third party firms, Bard, in the case of Contigen implant, and Zimmer, in the case of Collagraft
implant and Collagraft strip.   The Company's business and financial results
could be adversely affected in the event that either or both of these parties are unable to effectively market the products, accurately anticipate customer demand, or effectively manage industry-wide pricing and cost containment pressures in health care.

OTHER REVENUE. Other revenue in fiscal years 1995 and 1994 consisted of milestone payments of $1.0 million in each period from Bard in accordance with an agreement between the Company and Bard. Under the agreement, Bard is scheduled to pay a final milestone payment of $2.0 million to the Company on September 30, 1995.

COST OF SALES.   Cost of sales as a percentage of product sales averaged 26%,
29% and 31% in fiscal 1995, 1994 and 1993, respectively. The decrease in cost of sales as a percentage of product sales over the three year period is primarily due to increased product revenues resulting from income received from Bard's direct sales of Contigen implant to physician customers, which lowered the cost of sales as a percentage of product sales, as well as the favorable impact of foreign exchange rates on international product sales in fiscal 1995. Additionally, cost of sales reflects slightly lower unit costs due to increased production volumes in fiscal 1995 and 1994, primarily from Contigen implant. Due to the high fixed costs of the Company's manufacturing facility, unit cost of sales is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is heavily dependent on production of Contigen implant. The Company anticipates that unit cost will be higher in fiscal 1996 compared to fiscal 1995 as a result of minimal or no shipments of Contigen implant to

Bard. Cost of sales as a percentage of sales is also contingent on the product mix of future sales for which demand and pricing characteristics may vary.

R&D. R&D expenses, which include expenditures for regulatory compliance, were $9.9 million (14% of product sales) in fiscal 1995, $9.4 million (15% of product sales) in fiscal 1994, and $8.8 million (18% of product sales) in fiscal 1993. The R&D spending increase in fiscal 1995 over fiscal 1994 was primarily attributable to advancements in soft tissue programs, including clinical trials for Zyplast(R) II Implant (a concentrated collagen material for soft tissue augmentation). The increase in R&D expenses in fiscal 1994 over the prior year were primarily attributable to the Company devoting additional resources to expand its capabilities in collagen-based technologies through the hiring of additional personnel and expanding its facilities. The Company expects internal R&D spending, both in absolute dollars and as a percentage of product sales, to increase in fiscal 1996, due to the acquisition of LipoMatrix, Incorporated ("LipoMatrix") securities. (See Equity in earnings/losses of affiliate companies.) In addition, the Company anticipates that a significant portion of the LipoMatrix purchase price will be recognized as in-process R&D expense in the first quarter of fiscal 1996.

SG&A. Selling, general and administrative ("SG&A") expenses totaled $32.2 million in fiscal 1995, $28.6 million in fiscal 1994 and $29.2 million in fiscal 1993, representing 45%, 44%, and 59% of product sales, respectively.
The $3.5 million, or 12% increase in fiscal 1995 over the prior year was primarily due to higher international sales and marketing spending, including the unfavorable impact of foreign exchange rates. The $600,000, or 2%, decrease in fiscal 1994 from fiscal 1993 was primarily due to lower commission expenses related to international sales, the favorable impact of foreign exchange rates, and lower promotional expense for the U.S. plastic surgery and dermatological products, offset by increased personnel costs. The Company expects SG&A spending in fiscal 1996, both in absolute dollars and as a percentage of product sales, to be at substantially higher levels compared to fiscal 1995 due to the acquisition of LipoMatrix securities (see Equity in earnings/losses of affiliate companies), costs of launching and marketing a new product in Europe, Trilucent(TM) implant, and a transition from using a European inventory logistics vendor to using internal resources.

OPERATING INCOME.   Operating income was $11.9 million in fiscal 1995, compared to operating income of $8.6 million in fiscal 1994 and an operating loss of $3.9 million in fiscal 1993. The 38% increase in operating income in fiscal 1995 is primarily attributable to improved sales of plastic surgery and
dermatological products, partially offset by increased SG&A expenses.   The
turnaround in operating income in fiscal 1994 over the prior year was primarily the result of increased sales of Contigen implant, Collagraft implant and Collagraft strip, as well as decreased SG&A expenses.

IMPACT OF FOREIGN EXCHANGE RATES.   The impact of foreign exchange rates from
fiscal 1994 to fiscal 1995 resulted in an increase in revenue of approximately $1.5 million on equivalent local currency sales and an increase in operating expenses of approximately $1.0 million, resulting in a net increase in operating income of approximately $500,000 on an equivalent local currency basis, compared to a reduction of approximately $1.6 million in revenue, a reduction of approximately $1 million in operating expenses and a net reduction of approximately $600,000 in operating income from fiscal 1993 to fiscal 1994. Unhedged net foreign assets were $10.4 million at June 30, 1995. (See Note 1 to the Consolidated Financial Statements.)

GAIN ON INVESTMENTS. In fiscal 1995, the Company sold 245,000 shares of common stock of Target Therapeutics, Inc. ("Target") for a pre-tax gain of approximately $6.0 million. In addition, the Company recorded an investment reserve of $925,000 to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary.

EQUITY IN EARNINGS/LOSSES OF AFFILIATE COMPANIES. Equity in earnings of Target was $2.4 million in fiscal 1995 compared to $1.7 million and $1.5 million in fiscal 1994 and 1993, respectively. Equity in Target's earnings increased over the three-year period due to increased earnings of Target, partially offset by the Company's reduced ownership interest resulting from the sale of Target shares. Equity in losses of other affiliate companies in fiscal 1995 was $3.6 million compared to $1.9 million in fiscal 1994 and $487,000 in fiscal 1993. Equity in affiliates' losses increased over the three-year period due to additional investments made in affiliate companies. The Company intends to continue to expand its new product development activities through more equity investments in or loans to affiliate companies. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses which in turn will have an adverse effect on the Company's operating results. In August 1995, the Company entered into an agreement with certain of the stockholders in LipoMatrix, in which the Company will acquire, subject to certain conditions, approximately 50 percent of the outstanding securities on a fully diluted basis. The purchase increases the Company's ownership in LipoMatrix from approximately 40 percent to 90 percent of the outstanding securities on a fully diluted basis. The purchase is scheduled to close in January 1996.

Due to the Company's increased ownership interest and depending on the financial and operating results of LipoMatrix in fiscal 1996, the Company's recognition of its share of losses of LipoMatrix, which was $2.3 million in fiscal 1995, will increase substantially in the next fiscal year. There can be no assurance that these investments in affiliates will result in positive returns nor can there be any assurance on the timing of any return on investment, or that the Company will not lose its entire investment.

INTEREST INCOME AND EXPENSE. Interest income was $487,000 in fiscal 1995, $510,000 in fiscal 1994 and $880,000 in fiscal 1993. The decrease in fiscal 1995 over fiscal 1994 was due to lower average investment balances, partially offset by higher interest rates. The decrease in fiscal 1994 from fiscal 1993 was primarily due to lower average investment balances resulting primarily from the repurchase of common stock and to lower interest rates. Interest expense of $91,000 in fiscal 1995 was related primarily to a $7 million revolving credit facility which the Company established in November 1994.

INCOME TAXES. The Company's effective income tax rate was approximately 46% for fiscal 1995 compared to 44% for fiscal 1994 and 47% for fiscal 1993. The increase in fiscal 1995 compared to fiscal 1994 is primarily due to increased non-deductible equity in losses of affiliates and investment reserves. The decrease in fiscal 1994 from fiscal 1993 was primarily attributable to a reduction in unbenefited foreign subsidiary losses and the recognition of tax credits, partially offset by an increase in non-deductible equity losses of affiliates. It is expected that the overall effective income tax rate for fiscal 1996 will be higher compared to fiscal 1995. As the Company continues its investments in affiliate companies, the effective tax rate for fiscal 1996 is expected to increase as a result of increased non-deductible equity losses and investment reserves. Effective July 1, 1992, the Company prospectively changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 was a charge to earnings of $989,000 in the first quarter of fiscal 1993. (See Notes 1 and 10 to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1995, the Company's cash, cash equivalents and short-term investments were $9.4 million compared to $12.7 million at June 30, 1994. Net cash provided by operating activities was $10.3 million for the fiscal year ended 1995, compared with $10.7 million provided by operating activities for the same prior-year period.

      The $10.3 million of cash provided by operating activities in the current fiscal year was offset by $11.3 million used to repurchase 562,500 shares of the Company's common stock at an average acquisition price of approximately $20 per share, $5.7 million of additional investments in and loans to affiliate companies and the payments of aggregate cash dividends of approximately $1.6 million to the Company's stockholders in July 1994 and January 1995. The purchase price of the aforementioned acquisition of LipoMatrix securities is approximately $18 million. The Company intends to finance the purchase price by selling additional shares from its holdings of Target stock, and/or by borrowing funds, as needed, under its existing or other credit facility. Gains from the sale of Target stock are expected to offset these additional losses in part or in whole. The Company anticipates capital expenditures, and additional equity investments in, and loans to affiliate companies to be approximately $18.0 million in fiscal 1996. In June 1995, the Company's Board of Directors authorized the repurchase of an additional 300,000 shares of the Company's common stock under the stock repurchase program. Also in June 1995, the Company declared a dividend of 7.5 cents per share for stockholders of record as of June 15, 1995. This dividend totaled $676,000 and was paid to stockholders on July 14, 1995.

      The Company's principal sources of liquidity include cash generated from operations and its cash, cash equivalents and short-term investments. In addition, during the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings of
approximately 2.3 million shares of Target's common stock.   In fiscal 1995,
the Company sold an aggregate of 245,000 shares of Target common stock for a pre-tax gain of approximately $6.0 million. The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994. The Company may use funds from this source to partially finance the acquisition of LipoMatrix securities as well as for general corporate purposes. The Company believes that these sources should be adequate to fund its anticipated cash needs through at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

A large portion of the Company's revenues in recent years has come from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, including numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions generally. The Company's operating strategy takes into account changes in these factors over time; however, the Company's results of operations could be significantly affected in the short term by fluctuations in foreign currency exchange rates or disruptions to shipments.

All of the Company's manufacturing capacity, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the manufacturing capacity is located in a single facility, with the Company currently maintaining only limited amounts of finished product inventory.
While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverages, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity.

The Company is involved in various legal actions arising in the course of business, some of which involve product liability and intellectual property claims. The Company operates in an industry susceptible to claims that may allege that the use of the Company's technology or products has resulted in adverse effects or infringes on third-party technology. With respect to product liability claims, such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. It is possible that adverse product liability or intellectual property actions could negatively affect the Company's future results of operations.

The Company has been and may be in the future the subject of negative publicity, which can arise from various sources, ranging from the news media on cosmetic procedures in general to legislative and regulatory investigations specific to the Company concerning, among other things, the safety and efficacy of its collagen-based products. The Company is confident of the safety and effectiveness of its collagen-based products; however, there can be no assurance that such investigations or negative publicity from such investigations or from the news media will not result in a material adverse effect on the Company's future financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increased number of product liability claims.

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sale of medical devices in the U.S., including labeling, advertising and record keeping. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, as well as product recalls, both inside and outside of the U.S. could adversely affect the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      Page
                                                                                                      ----
         Financial Statements:
           Consolidated Balance Sheets at June 30, 1995 and 1994                                      21
           Consolidated Statements of Income for the fiscal years ended June 30, 1995, 1994 and
           1993                                                                                       22
           Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30,
           1995, 1994, and 1993                                                                       23
           Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1994,      24
           and 1993
           Notes to Consolidated Financial Statements                                                 25
           Report of Ernst & Young LLP, Independent Auditors                                          35
           Supplementary Quarterly Consolidated Financial Data (Unaudited)                            36

         Financial Statement Schedule:
         For the years ended June 30, 1995, 1994, and 1993:
           Schedule II - Valuation and Qualifying Accounts                                            37


         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

CONSOLIDATED BALANCE SHEETS

June 30,                                                                    1995              1994
---------------------------------------------------------------------------------------------------
(Dollars in thousands, except share and per share amounts)
ASSETS
Current assets:
   Cash, cash equivalents and short-term investments                      $ 9,384          $12,736
   Accounts receivable, less allowance for doubtful accounts
     ($383 in 1995 and $353 in 1994)                                       13,402           12,241
   Inventories                                                              5,056            3,861
   Other current assets                                                     5,568            3,305
                                                                          -------          -------
     Total current assets                                                  33,410           32,143

Property and equipment, net                                                16,506           17,108
Intangible assets                                                           2,727            2,243
Investment in Target Therapeutics, Inc.                                    17,570           17,499
Other investments and assets                                                6,693            5,512
                                                                          -------          -------
                                                                          $76,906          $74,505
                                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $2,250           $1,420
   Accrued compensation                                                     2,908            2,169
   Accrued liabilities                                                      7,954            8,076
   Income taxes payable                                                     5,902            4,251
                                                                           ------           ------
     Total current liabilities                                             19,014           15,916

Deferred income taxes                                                       8,478            8,240
Other long-term liabilities                                                 1,494            1,267
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value, authorized:
     5,000,000 shares; none issued or outstanding                              --               --
   Common shares, $.01 par value, authorized:
     28,950,000 shares;  issued: 10,519,632 shares
     (10,354,633 shares in 1994); outstanding:
     9,019,632 shares (9,417,133 shares in 1994)                              106              104
   Additional paid-in capital                                              63,855           61,172
   Retained earnings                                                       17,273            9,882
   Cumulative translation adjustment                                         (604)            (648)
   Treasury stock, 1,500,000 shares in 1995 (937,500 shares              --------         --------
     in 1994)                                                             (32,710)         (21,428)
   Total stockholders' equity                                              47,920           49,082
                                                                         --------         --------
                                                                         $ 76,906         $ 74,505
                                                                         ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME


Years ended June 30,                                                       1995          1994           1993
------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

REVENUES:
   Product sales                                                        $71,560       $64,552        $49,743
   Other                                                                  1,000         1,000            --
                                                                         72,560        65,552         49,743
COSTS AND EXPENSES:
   Cost of sales                                                         18,584        18,940         15,659
   Research and development                                               9,943         9,366          8,767
   Selling, general and administrative                                   32,179        28,639         29,176
                                                                        ------------------------------------
                                                                         60,706        56,945         53,602
                                                                        ------------------------------------
Income (loss) from operations                                            11,854         8,607         (3,859)

Other income (expense):
   Net gain from investments, principally Target
      Therapeutics, Inc.                                                  5,110            --         20,323
   Equity in earnings of Target Therapeutics, Inc.                        2,417         1,675          1,455
   Equity in losses of other affiliates                                  (3,577)       (1,944)          (487)
   Interest income                                                          487           510            880
   Interest expense                                                         (91)           --             --
Income before income taxes and cumulative effect of                    -------------------------------------
   accounting change                                                     16,200         8,848         18,312

Provision for income taxes                                                7,440         3,928          8,580
                                                                       -------------------------------------
Income before cumulative effect of accounting change                      8,760         4,920          9,732

Cumulative effect of change in accounting for income
   taxes                                                                     --            --           (989)
                                                                       -------------------------------------
Net income                                                               $8,760        $4,920         $8,743
                                                                       =====================================
INCOME (LOSS) PER SHARE:
   Income before cumulative effect of accounting change                    $.93          $.50           $.95

   Cumulative effect of accounting change                                    --            --           (.10)
                                                                       -------------------------------------
      Net income per share                                                 $.93          $.50           $.85
                                                                       =====================================

Shares used in calculating per share information                          9,460         9,896         10,267
                                                                       =====================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1995, 1994 AND 1993

<Caption)
                                                                             Retained                              Total
                                                               Additional    earnings    Cumulative                stock-
                                                    Common      Paid-in    (Accumulated  translation    Treasury   holders'
                                                    stock       Capital      deficit)    adjustment      stock     equity
                                                  ------------------------------------------------------------------------
BALANCE AT JUNE 30, 1992                             $100       $59,901      $(2,838)       $   11      $   --    $ 57,174

Change in method of accounting for
    income taxes                                       --       (4,346)            --           --          --     (4,346)
Sale of common stock under options
    and employee stock purchase plan                    1         1,009            --           --          --       1,010
Tax benefit relating to stock options                  --           298            --           --          --         298
Foreign currency translation adjustment
    and other                                          --            63            --        (425)          --       (362)

Treasury stock purchased                               --            --            --           --     (7,581)     (7,581)
Net income                                             --            --         8,743           --          --       8,743
                                                  ------------------------------------------------------------------------
BALANCE AT JUNE 30, 1993                              101        56,925         5,905        (414)     (7,581)      54,936


Sale of common stock under options
    and employee stock purchase plan                    3         2,909            --           --          --       2,912
Tax benefit relating to stock options                  --         1,338            --           --          --       1,338
Foreign currency translation adjustment                --            --            --        (234)          --       (234)
Dividends declared ($.10 per share)                    --            --         (943)           --          --       (943)
Treasury stock purchased                               --            --            --           --    (13,847)    (13,847)
Net income                                             --            --         4,920           --          --       4,920
                                                  ------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                              104        61,172         9,882        (648)    (21,428)      49,082


Sale of common stock under options
     and employee stock purchase plan                   2         2,300            --           --          --       2,302
Tax benefit relating to stock options                  --           383            --           --          --         383
Foreign currency translation adjustment                --            --            --           44          --          44
Dividends declared ($.15 per share)                    --            --       (1,369)           --          --     (1,369)
Treasury stock purchased                               --            --            --           --    (11,282)    (11,282)
Net income                                             --            --         8,760           --          --       8,760
                                                  ------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                             $106       $63,855       $17,273      $ (604)   $(32,710)    $ 47,920
                                                  ========================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    Page 23

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended June 30,                                                    1995         1994          1993
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $8,760       $4,920        $8,743
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
    Equity in losses (earnings) of affiliates                          1,160          269          (968)
    Depreciation and amortization                                      4,368        3,909         3,808
    Deferred income taxes                                                238          553        (4,711)
    Tax benefit relating to stock options                                383        1,338           298
    Gain from investments, net                                       (5,110)          --        (20,323)
    Cumulative effect of accounting change                                --          --            989
    Decrease (increase) in assets:
       Accounts receivable                                           (1,161)       (2,968)       (1,588)
       Inventories                                                   (1,195)          306         2,068
       Other                                                           (737)           16         4,443
    Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                        1,709          764        (3,650)
       Income taxes payable                                            1,651        1,720         1,854
       Other long-term liabilities                                       224         (126)          (21)
                                                                    ------------------------------------
    Total adjustments                                                  1,530        5,781       (17,801)
                                                                    ------------------------------------
Net cash provided by (used in) operating activities                   10,290       10,701        (9,058)
                                                                   -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales of Target Therapeutics, Inc. stock             8,379           --         28,456
Reduction in cash from deconsolidation of Target Therapeutics,
  Inc.                                                                    --           --        (5,974)
Proceeds from sales and maturities of short-term investments           7,366       15,331         27,561
Purchase of short-term investments                                   (3,126)     (12,362)       (34,935)
Expenditures for investments in and loans to affiliates              (5,737)      (2,378)        (3,025)
Expenditures for property and equipment                              (4,385)      (4,011)        (2,510)

(Increase) in intangible and other assets                            (1,385)        (269)          (663)
                                                                   -------------------------------------
Net cash provided by (used in) investing activities                    1,112      (3,689)          8,910
                                                                   -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                                          (11,282)     (13,847)        (7,581)
Net proceeds from issuance of common stock                             2,302        2,910          1,009
Cash dividends paid                                                  (1,636)           --             --
                                                                   -------------------------------------
Net cash used in financing activities                               (10,616)     (10,937)        (6,572)
                                                                   -------------------------------------
Net increase (decrease) in cash and cash equivalents                     786      (3,925)        (6,720)
Cash and cash equivalents at beginning of period                       5,369        9,294         16,014
                                                                   -------------------------------------
Cash and cash equivalents at end of period                            $6,155       $5,369         $9,294
                                                                   =====================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Collagen Corporation (the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (See Note 4).

Investments in companies in which the Company has less than a 20% interest are carried at cost or estimated realizable value, if less. In fiscal 1995, investments were written down by $925,000 to estimated net realizable value.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents.

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The adoption at July 1, 1994 did not have a material impact on the Company's financial statements.

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's investment securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Material unrealized gains and losses will be recorded, net of tax, in a separate component of stockholders' equity. Both realized and unrealized gains and losses were immaterial at and for the year ended June 30, 1995.

The Company invests its excess cash in deposits with major banks and in money market securities of companies with strong credit ratings and from a variety of industries. These securities are typically short-term in nature and, therefore, bear minimal risk. The Company has not experienced any losses on its money market investments.

INVENTORIES
Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

PROPERTY AND EQUIPMENT
Depreciation and amortization of property and equipment which is stated at cost are provided on the straight-line method over estimated useful lives as follows:

Machinery and equipment                                         5 - 10 years
Leasehold improvements                                          Term of lease

INTANGIBLE ASSETS
Intangible assets are amortized using the straight-line method. Patents are amortized over a seventeen-year period beginning with the effective date or over the remainder of such period from the date acquired. Trademarks are amortized over a twenty-year period beginning with the trademark filing dates. Organization costs are amortized over a five-year period. Purchased product rights are amortized over their estimated useful lives.

OTHER ASSETS
Other assets include loans to employees and directors totaling $759,000 and $285,000, at June 30, 1995 and 1994, respectively.

REVENUE RECOGNITION
Revenue from product sales is recognized at time of shipment net of allowances for estimated future returns.

CONCENTRATION OF CREDIT RISK
The Company sells its plastic surgery and dermatological products primarily to physicians and pharmacies in North America, Europe and the Pacific Rim. The Company sells Contigen(R) Bard collagen implant ("Contigen implant") to C.R. Bard, Inc. ("Bard"), its marketing partner for Contigen implant, and Collagraft(R) bone graft matrix implant and Collagraft(R) bone graft matrix strip to Zimmer, Inc., the Company's marketing partner for Collagraft(R)
products.   The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company allows, on occasion, its customers to return product for credit, and also allows customers to return defective or damaged product for credit or replacement. Written authorization from the Company is required to return merchandise. Some domestic and foreign customers are subject to extended payment terms. These practices have not had a material effect on the company's working capital.

ADVERTISING COSTS
The Company charges advertising costs to expense when incurred. Total advertising expense was $840,000 for 1995, and was not material for fiscal 1994 or 1993.

INCOME TAXES
Effective July 1, 1992, the Company prospectively adopted the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes". Prior to the adoption of SFAS No. 109, the Company accounted for income taxes under the deferred method of APB No. 11 (See Note 10).

EARNINGS PER SHARE
Earnings per share have been computed based upon the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares result from stock options.

FOREIGN CURRENCY TRANSLATION
The functional currency for each foreign subsidiary is its respective foreign currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated foreign currency translation adjustment account included in stockholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in results of operations.

Until December, 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1995, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $10.4 million.

FORWARD EXCHANGE CONTRACTS
Prior to December 1994, the Company used foreign currency forward exchange contracts with various issuers to hedge against the effects for fluctuating currency rates on its net foreign currency position denominated in currencies other than the United States dollar. The Company's net foreign currency position is approximately equal to its foreign subsidiary assets minus liabilities resulting from transaction related exposures. The forward exchange contracts were denominated in readily tradable major European currencies and the unhedged exposure on the balance sheet was immaterial. Gains and losses on forward exchange contracts, based on the difference between the forward exchange rate and the actual spot rate at the time of valuation, were generally deferred and accumulated in a separate component of stockholders' equity to the extent such contracts were designated as hedges of a net investment in a foreign entity. The Company discontinued its purchase of forward exchange contracts in December 1994. There were no deferred gains or losses on forward contracts at June 30, 1994.

RECLASSIFICATION
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


2.    BALANCE SHEET INFORMATION

June 30,                                                              1995                    1994
--------------------------------------------------------------------------             -----------
(In thousands)
Cash, cash equivalents and short-term investments:
    Cash and cash equivalents                                       $6,155                $  5,369
    Short-term investments                                           3,229                   7,367
                                                                ----------              ----------
                                                                    $9,384                 $12,736
Inventories:
    Raw materials                                                   $  684                 $   625
    Work-in-process                                                  1,845                   1,763
    Finished goods                                                   2,527                   1,473
                                                                ----------              ----------
                                                                    $5,056                 $ 3,861
                                                                ==========              ==========
Other current assets:
    Deferred taxes                                                  $3,142                 $ 2,501
    Other                                                            2,426                     804
                                                                ----------              ----------
                                                                    $5,568                 $ 3,305
                                                                ==========              ==========
Property and equipment:
    Machinery and equipment                                      $  24,095               $  21,544
    Leasehold improvements                                          11,937                  11,835
                                                                ----------              ----------
                                                                    36,032                  33,379
    Less accumulated depreciation and
    amortization                                                  (19,526)                (16,271)
                                                                ----------              ----------
                                                                 $  16,506               $  17,108
                                                                ==========              ==========

Intangible assets:
    Patents, trademarks, and other                                $  3,840              $  2,910
    Organization costs*                                              1,677                 1,451
                                                                ----------            ----------
                                                                     5,517                 4,361
    Less amortization                                              (2,790)               (2,118)
                                                                ----------            ----------
                                                                  $  2,727              $  2,243
                                                                ==========            ==========


Accrued liabilities:
    Dividends payable                                              $   676              $   943
    Other accrued liabilities                                        7,278                7,133
                                                                   -------              -------
                                                                   $ 7,954              $ 8,076
                                                                   =======              =======

* In March 1991, the Company formed Collagen International, Inc., a completely new and wholly owned subsidiary of the Company, to assume responsibility for the direct sales and marketing of its plastic surgery and dermatological products in nine European countries, Australia and New Zealand from Essex Chemie, A.G., a subsidiary of Schering-Plough Corporation. Organization costs are related to the formation of Collagen International, Inc.

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities as of June 30, 1995:

Amortized Cost and Estimated Fair Value
----------------------------------------------------------------------
(In thousands)
Cash Equivalents:
    Money market funds                                                                $   519
    Commercial paper                                                                    1,638
                                                                                      -------
                                                                                      $ 2,157
                                                                                      =======
Short-term investments:
    Municipal obligations                                                             $
    Commercial paper                                                                    2,257
                                                                                      -------
                                                                                       $3,229
                                                                                       ======

During the year ended June 30, 1995, the Company sold available-for-sale investments with a fair value at the dates of sale of $7,269,000. Both gross realized and unrealized gains and losses on these securities were insignificant. The Company uses amortized cost as the basis for recording gains and losses from securities transactions. Contractual maturities of the debt securities did not exceed one year at June 30, 1995.

4.  INVESTMENT IN TARGET THERAPEUTICS, INC.

In December 1992, the Company sold 1,129,700 shares of common stock of Target Therapeutics, Inc. ("Target"), for approximately $28.5 million, decreasing its ownership position from 52% to approximately 34%. The gain before taxes from the sale of the stock was $20.3 million. Beginning fiscal 1993, the Company's investment in Target has been accounted for under the equity method. In fiscal 1995, the Company sold an additional 245,000 shares of Target common stock for a pre-tax gain of approximately $6.0 million. The Company's ownership position in Target as of June 30, 1995 was approximately 29%. Condensed financial information for Target is shown below:

BALANCE SHEET INFORMATION

As of June 30,                                                                           1995                 1994
----------------------------------------------------------------                         ----                 ----
(In thousands)
Current assets                                                                       $ 58,002             $ 52,152
Property and equipment                                                                  7,704                4,856
Other                                                                                   6,484                3,296
                                                                                        -----                -----
Total assets                                                                         $ 72,190              $60,304
                                                                                     ========              =======

Current liabilities                                                                  $ 11,110              $ 9,260
Long-term liabilities                                                                     107                  113
Stockholders' equity                                                                   60,973               50,931
                                                                                       ------               ------
Total liabilities and stockholders' equity                                            $72,190              $60,304
                                                                                      =======              =======

Collagen Corporation's share of net assets                                            $17,570              $17,499
                                                                                      =======              =======


STATEMENT OF INCOME INFORMATION

Twelve months ended June 30,                                                1995             1994             1993
---------------------------------------------------------------             ----             ----             ----
(in thousands)
Net sales                                                                $50,937         $ 38,275          $29,585
Costs and expenses                                                      (42,058)         (32,260)         (24,666)
Interest and other income                                                  2,081            1,894              755
                                                                        ------------------------------------------
Income before income taxes                                                10,960            7,909            5,674
Provision for income taxes                                               (3,097)          (2,780)          (1,867)

Cumulative effect of accounting change                                       ---              ---              631
                                                                        ------------------------------------------
Net income                                                                $7,863          $ 5,129           $4,438
                                                                        ==========================================

Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at June 30, 1995 was $44 per share. The Company held 2,049,194 shares of Target's common stock at June 30, 1995.

5.    COMMITMENTS

MINIMUM LEASE PAYMENTS
Future minimum lease payments under noncancelable operating leases at June 30, 1995 are as follows:

(In thousands)
                                                                       1996         $  4,886
                                                                       1997            4,722
                                                                       1998            4,392
                                                                       1999            4,181
                                                                       2000            3,242
                                                                 Thereafter           13,176
                                                                                     -------
Total minimum lease payments                                                         $34,599
                                                                                     =======

Rental expense for fiscal 1995 was approximately $4,743,000 ($4,643,000 in 1994 and $4,672,000 in 1993).

CREDIT AGREEMENT
In November 1994, the Company entered into a $7 million revolving line of credit with a bank, secured by shares of Target common stock held by the Company. The terms of this facility contain certain financial covenants and restricts the aggregate amount of cash dividends. No amounts were borrowed under this agreement through June 30, 1995.

FUNDING COMMITMENT
The Company has provided a credit facility of up to $4,000,000 to one of its affiliates. As of June 30, 1995, a total of $1,790,000 had been disbursed under this arrangement.


6.    LEGAL MATTERS

The Company is involved in legal actions, including product liability and intellectual property claims, arising in the ordinary course of business.
While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's consolidated financial position or results of its operations.


7.   STOCKHOLDERS' EQUITY

STOCK OPTIONS
The Company has various stock option plans under which incentive stock options or non-statutory stock options may be granted to officers, directors, key employees and consultants to purchase the Company's common stock. The options are granted at no less than the fair market value at the dates of grant and generally expire after ten years. Incentive stock options become exercisable at the rate of two percent each month beginning the first full month after the date of grant unless accelerated by the Board of Directors. Non-statutory stock options become exercisible on a monthly or yearly basis as determined by the Board of Directors at the date of grant.

At June 30, 1995, the total number of shares of common stock reserved for issuance under the Company's current stock option plans was 1,900,450. Stock option activities under the stock option plans were as follows:

------------------------------------------------------------------------------------------------------
                                                                                             NUMBER
                                       NUMBER                   OPTION PRICE                OF SHARES
                                      OF SHARES              RANGE PER SHARE                EXERCISIBLE
-------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1993          1,285,172            $  4.69  -  $28.25                832,120
Granted                                 229,760              22.13  -   26.00
Exercised                             (209,922)               5.13  -   26.50
Canceled or expired                    (54,030)               7.25  -   28.25
                                      ---------
Outstanding at June 30, 1994          1,250,980               4.69  -   28.25                780,412
Granted                                 142,350              17.88  -   25.00
Exercised                             (128,918)               5.13  -   22.75
Canceled or expired                    (46,436)               5.50  -   26.50
                                       --------
Outstanding at June 30, 1995          1,217,976              $4.69  -  $28.25                851,702
                                      =========

Available for grant at June 30, 1995    682,474
                                        =======

STOCK PURCHASE PLAN
In 1985, the Company established an employee stock purchase plan under which 450,000 shares of the Company's common stock were reserved for issuance to employees. Subsequently, the Company increased the authorization to 600,000 shares. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares at a price per share that is the lesser of 85 percent of the fair market value as of the beginning or close of the yearly offering period.

For fiscal 1995, 1994 and 1993, shares issued under the plan were 36,100, 32,741 and 23,103, respectively. The average issuance price per share was $19.28, $19.00 and $18.27 for fiscal 1995, 1994 and 1993, respectively. At
June 30, 1995, 101,993 shares remained available for future sales under this plan.

STOCK REPURCHASE PROGRAM
In February 1993, the Company's Board of Directors authorized a stock repurchase program. In fiscal 1995, 1994 and 1993, the Company repurchased 562,500, 567,500 and 370,000 shares at average acquisition prices of approximately $20, $24, and $21 per share respectively. In June 1995, the Board of Directors authorized the repurchase of up to an additional 300,000 shares. The Company plans to retain repurchased shares as treasury stock but may use a portion of the stock in various company stock benefit plans.

STOCKHOLDER RIGHTS PLAN
In November 1994, the Board of Directors approved a stockholder rights plan which would entitle stockholders to purchase stock in the Company or in an acquirer of the Company at a discounted price in the event of certain hostile efforts to acquire control of the Company. The rights may only be exercised, if at all, upon the occurrence of certain events unless earlier redeemed pursuant to the plan. The rights expire on November 28, 2004.

8.    INTERNATIONAL SALES AND DISTRIBUTION RIGHTS

Consolidated export sales were $26.1 million in fiscal 1995, $20.8 million in fiscal 1994 and $21.4 million in fiscal 1993. These export sales are primarily in Europe, Canada and the Pacific Rim. The Company markets its products internationally directly in Canada, ten European countries, Australia and New Zealand and via distributors in other countries. The Company pays commissions to its former European distributor based upon a percentage of net sales.

9.    MAJOR CUSTOMER

During fiscal 1995 and 1994, the Company realized revenues from its marketing partner, Bard, of $16.5 and $16.7 million respectively, which represented 23% and 26% of product sales. Bard has exclusive worldwide marketing and distribution rights for Contigen implant, a product introduced in fiscal 1994. These amounts were comprised of product sales of $13.4 and $15.9 million of Contigen implant as well as $3.1 million and $0.8 million of income from Bard's direct sales of Contigen implant to physicians in 1995 and 1994, respectively. The Company also recorded $1.0 million other revenue in each year representing milestone payments from Bard. No other single customer accounted for more than 10% of total product sales in the three years ended June 30, 1995.

10.   INCOME TAXES

The Company prospectively adopted the liability method of accounting for income taxes required by SFAS No. 109 effective July 1, 1992. The cumulative effect of adopting SFAS No. 109 in fiscal 1993 was to decrease net income by $989,000. Previously, income taxes were accounted for under the deferred method under APB No. 11.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities under SFAS 109 as of June 30, 1995 and June 30, 1994 are presented as follows:

JUNE 30,                                                                                       1995        1994
---------------------------------------------------------------------------------------------------------------
(In thousands)
Deferred tax liabilities:
      Property, plant & equipment                                                           $   332     $   619
      Intangible assets                                                                         651         587
      Investments                                                                             7,491       7,034
      Foreign earnings and credits (net)                                                          4          --
                                                                                            -------------------
           Total deferred tax liabilities                                                   $ 8,478     $ 8,240
                                                                                            ===================

Deferred tax assets:
      Accounts receivable                                                                   $   948     $   672
      Inventories                                                                                15         495
      State income taxes                                                                        731         311
      Equity in losses of affiliates                                                          3,419       1,416
      Non-deductible accruals                                                                 1,893       1,995
      Other                                                                                     360         181
      Valuation allowance                                                                   (3,595)     (1,597)
                                                                                           --------------------
           Total deferred tax assets                                                          3,771       3,473
                                                                                           --------------------
                Net deferred tax liabilities                                                $ 4,707     $ 4,767
                                                                                           ====================

The valuation allowance increased by $1,998,000 and $717,000 in fiscal 1995 and 1994, respectively. Significant components of the provision for income taxes are as follows:

YEARS ENDED JUNE 30,                                                     1995            1994            1993
-------------------------------------------------------------------------------------------------------------
(In thousands)
Current:
     Federal                                                           $6,358         $ 2,732          $8,907
     Foreign                                                              164             187             250
     State                                                                979             456           2,089
                                                                       --------------------------------------
     Total current                                                      7,501           3,375          11,246
                                                                       --------------------------------------
Deferred:
     Federal                                                          $ (368)         $   352         $(2,111)
     State                                                               307              201            (555)
                                                                       --------------------------------------
     Total deferred                                                      (61)              553         (2,666)
                                                                       --------------------------------------
                                                                      $7,440           $ 3,928        $ 8,580
                                                                       ======================================

For financial reporting purposes, income before income taxes includes the following components:

YEARS ENDED JUNE 30,                                                          1995            1994          1993
------------------------------------------------------------------------------------------------------------------
(In thousands)
Domestic operations                                                          $16,171        $ 8,636        $16,508
Foreign operations                                                                29            212          1,804
                                                                             -------------------------------------
                                                                             $16,200        $ 8,848        $18,312
                                                                             =====================================

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

YEARS ENDED JUNE 30,                                                          1995          1994           1993
-----------------------------------------------------------------------------------------------------------------
(In thousands)
Income before income taxes                                                  $16,200        $8,848       $  18,312
                                                                            =====================================

Expected tax at 35% or 34%                                                   $5,670       $ 3,008        $  6,226
State income tax, net of federal benefit                                        832           434           1,012
Net operating losses of subsidiaries for
  which no current benefit is realizable                                         80          (45)             612
Equity in losses of affiliates                                                1,549           660             165
Tax credits recognized                                                         (153)         (315)             --
Foreign Sales Corporation benefit                                              (102)         (150)             --
                                                                               (543)           --              --
Benefit from favorable tax settlement
Other                                                                           107           336             565
                                                                             ------------------------------------
                                                                             $7,440       $ 3,928         $ 8,580
                                                                             ====================================


11.   STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

YEARS ENDED JUNE 30,                                                          1995           1994           1993
--------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash paid during the year for:
     Interest (net of capitalized interest)                                $     91         $    --        $      --
     Income taxes (net of refunds)                                            5,518             (54)           6,934

Non-cash financing activity:
     Dividends declared                                                    $    676         $   943       $       --


12.  EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

In August 1995, the Company entered into an agreement to purchase a controlling interest in LipoMatrix, Incorporated for approximately $18 million, increasing its equity and debt ownership percentage from approximately 40 percent to approximately 90 percent. Payment for the shares will be due in January 1996. The Company anticipates that a significant portion of the purchase price will be recognized as in-process R&D expense.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
Collagen Corporation

We have audited the accompanying consolidated balance sheets of Collagen Corporation as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collagen Corporation at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 10 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.


                               ERNST & YOUNG LLP

Palo Alto, California
August 1, 1995

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1995, QUARTER ENDED                            June 30      March 31      December 31     September 30
-------------------------------------------------------------------------------------------------------------
Product sales                                         $20,226       $17,032          $18,870          $15,432
Other revenue                                              --            --               --            1,000
Cost of sales                                           4,917         4,451            4,810            4,406
Research and development expenses                       2,672         2,223            2,504            2,534
Selling, general & administrative expenses              9,405         7,443            8,107            7,224
Operating income                                        3,232         2,905            3,449            2,268
Gain on investments, net                                1,766         2,569              775               --
Net income                                              2,700         2,508            2,245            1,307
Net income per share                                      .29           .26              .24              .14


FISCAL 1994, QUARTER ENDED                            June 30      March 31      December 31     September 30
-------------------------------------------------------------------------------------------------------------
Product sales                                         $18,726       $15,588          $16,930          $13,308
Other revenue                                              --            --               --            1,000
Cost of sales                                           5,968         4,382            4,892            3,698
Research and development expenses                       2,377         2,424            2,339            2,226
Selling, general & administrative expenses              7,666         6,681            7,664            6,628
Operating income                                        2,715         2,101            2,035            1,756
Net income                                              1,631         1,252            1,271              766
Net income per share                                      .17           .13              .13              .08

                                                                     SCHEDULE II


                              COLLAGEN CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                   Years ended June 30, 1993, 1994, and 1995



                                                Balance at  Additions charged                           Balance at
                                              beginning of       to costs and                               end of
                            Description             Period           expenses            Deductions         period
-------------------------------------------------------------------------------------------------------------------
                         (In thousands)
1993:
        Allowance for doubtful accounts              $ 720              $  84              $ 388 (1)          $ 416


1994
        Allowance for doubtful accounts              $ 416              $  --              $  63 (2)          $ 353


1995
        Allowance for doubtful accounts              $ 353              $  46              $  16              $ 383



__________________________________

1 Includes write-off of uncollectible accounts of $78 and reduction in allowance for doubtful accounts of $310 of Target Therapeutics, Inc. (Target) due to change to the equity method of accounting for Target in fiscal 1993.

2  Write-off of uncollectible accounts

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from pages 3-5 of the Company's Proxy Statement for its Annual Meeting of Stockholders filed on or about September 21, 1995 (the "Proxy Statement"). See "Business - Executive Officers" in Item I of this Form 10-K Annual Report for information concerning the Company's executive officers.


ITEM 11.         EXECUTIVE COMPENSATION REGISTRANT

         The information required by this item is incorporated by reference from pages 13-18 of the Proxy Statement.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT REGISTRANT

         The information required by this item is incorporated by reference from pages 11-12 of the Proxy Statement.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS REGISTRANT

         The information required by this item is incorporated by reference from pages 18-20 of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

         1.  Collagen Corporation

                 Financial Statements and Financial Statement Schedule - See Index to Consolidated Financial Statements at Item 8 of this report

         2. Target Therapeutics, Inc.

                 The following Consolidated Finacial Statements of Target Therapeutics, Inc. ("Target") are included as Exhibit 99.1

                 Consolidated Balance Sheets at March 31, 1995 and 1994

                 Consolidated Statements of Income for the years ended March 31, 1995, 1994, and 1993

                 Consolidated Statements of Stockholders' Equity for the years ended March 31, 1995, 1994, and 1993

                 Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1994, and 1993

                 Notes to Consolidated Financial Statements

                 The Report of Ernst & Young LLP, independent auditors

                 The following financial statement schedule of Target for the years ended March 31, 1995, 1994, and 1993 is filed as Exhibit No. 99.2.

                          Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         3. Exhibits

EXHIBIT
NUMBER        NOTES                                  DESCRIPTION
------        -----                                  -----------
 3.1           (9)       Certificate of Incorporation of Collagen Subsidiary, Inc.
 3.2           (9)       Certificate of Merger of Collagen Corporation, a California
                         corporation, into Collagen Subsidiary, Inc., a Delaware corporation
 3.3                     By-Laws, as amended
10.24          (1)       Collaborative Research and Distribution Agreement with Zimmer, Inc.
                         dated as of June 26, 1985
10.27          (1)       Distribution Agreement between Registrant and Lederle (Japan), Ltd.
                         dated as of June 26, 1985

10.34          (2)       Agreement for Sale and Leaseback of Manufacturing Facility between
                         Registrant and Heleasco Seven, Inc.
10.36          (3)       Amended and Restated Development and Distribution Agreement with
                         C.R. Bard, Inc., dated as of August 4, 1989.
10.38          (4)       Agreement for Sale and Leaseback of Manufacturing Facility between
                         Registrant and Heleasco Seven, Inc. dated September 25, 1989
10.39          (4)       Agreement for Sale and Leaseback of Manufacturing Facility between
                         Registrant and Heleasco Seven, Inc. dated December 29, 1989
10.40          (4)       Amended and Restated Promissory Note of Dale A. Stringfellow, dated
                         September 7, 1990
10.41          (4)       Amended and Restated Promissory Note Secured by Deed of Trust by
                         Dale A. Stringfellow, dated September 7,  1990
10.42          (4)       1984 Incentive Stock Option Plan, as amended.
10.43          (4)       1985 Employee Stock Purchase Plan, as amended.
10.44                    1990 Directors' Stock Option Plan, as amended
10.46          (5)       Agreement between Registrant and Essex Chemie, A.G. dated November
                         19, 1990.
10.56          (6)       Lease Agreement dated June 1, 1992 by and between Registrant and
                         Harbor Investment Partners
10.58          (6)       License and Option Agreement dated June 30, 1992 between Registrant and Research Development Foundation.
10.60          (7)       Amendments dated February 16, 1993 and February 18, 1993
                         respectively, to the Product Development and Distribution Agreement
                         dated January 18, 1985 by and between Registrant and Zimmer, Inc., originally filed as Exhibit  10.24 to Registrant's Form 10-K for the fiscal year ended June 30, 1985.
10.61*         (7)       Letter Agreement, dated April 26, 1991 and May 21, 1993 by and between Collagen Corporation and A. Neville Pelletier.
10.62          (8)       1994 Stock Option Plan
10.63          (9)       Renewed Lease for 2500 Faber Place, Palo Alto, California dated
                         December 1, 1992 between Registrant and Leonard Ely, Shirley Ely,
                         Carl Carlsen and Mary L. Carlsen.
10.65*         (9)       Promissory Note of Howard D. Palefsky dated August 3, 1994
10.66          (9)       Revised Form of Agreement Regarding Proprietary Information and
                         Inventions between Registrant and all employees or consultants.
10.67         (10)       Credit Agreement, dated November 15, 1994, by and between the Bank of New York and the Registrant, as amended January 24, 1995.
10.68         (10)       Letter Agreement, dated October 7, 1994, by and between C.R. Bard.
                         Inc. and the Registrant, amending the Amended and Restated
                         Development and Distribution Agreement dated August 4, 1989 between the Parties originally filed as Exhibit 10.36 to the Registrant's
                         Form 10-K for the fiscal year ended June 30, 1989.


__________________________________

* Constitutes a management contract or compensatory contract, plan or arrangement.

10.70*                   Letter of Acceptance of Employment by and between Gary Petersmeyer and the Registrant, dated December 19, 1994.
10.71**                  License, Supply and Option Agreement, dated March 24, 1995 by and between LipoMatrix, Incorporated and Regristrant.
10.72**                  Distributor Agreement dated March 24, 1995 by and between
                         LipoMatrix, Incorporated and Registrant's wholly owned subsidiary,
                         Collagen International Incorporated.
10.73**                  Coordinaton Agreement dated March 24, 1995, by and between
                         LipoMatrix Incorporated and Registrant's wholly owned subsidiary,
                         Collagen International Incorporated.
10.74*                   Promissory Note of Howard D. Palefsky dated June 5, 1995.
10.75**                  Letter Agreement, dated July 10, 1995 by and between C.R. Bard,
                         Inc. and the Registrant , amending the Amended and Restated
                         Development and Distribution Agreement dated August  4, 1989 between the Parties originally filed as Exhibit 10.36 to the
                         Registrant's Form 10-K for the fiscal year ended June 30, 1989.
10.76         (11)       Stock Purchase Agreement dated August 22, 1995 between the
                         Registrant and certain stockholders of LipoMatrix, Incorporated
11.1                     Statement Regarding Weighted Average Common and Common Equivalent
                         Shares Used in Computation of Per Share Income.
21.1                     List of Subsidiaries
23.1                     Consent of Ernst & Young LLP, Independent Auditors
23.2                     Consent of Ernst & Young LLP, Independent Auditors, with respect to the consolidated financial statements of Target Therapeutics, Inc., for the fiscal years ended March 31, 1995, 1994, and 1993.
24.1                     Power of Attorney (see page 40)
27.1                     Financial Data Schedule (EDGAR version only)
99.1                     Target Therapeutics, Inc. Consolidated Financial Statements for the fiscal years ended March 31, 1995, 1994, and 1993 with Report of Ernst &
                         Young LLP, Independent Auditors.
99.2                     Financial Statement Schedule of Target Therapeutics Inc., for the
                         fiscal years ended March 31, 1993, 1994 & 1995


Notes to Exhibits:

(1) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985.
(2) Incorporated by reference to the same exhibits filed with Registrant's Current Report on Form 8-K dated March 31, 1989.
(3) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
(4) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(5) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
(6) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
(7) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.


---------------

 * Constitutes a management contract or compensating contract, plan or arrangement.

** Confidential treatment requested for a portion of this document.

 (8) Incorporated by reference to Exhibit 4.1 filed with Registrant's Registration statement of Form S-8 (No. 33-80038) which became effective June 9, 1994.
 (9) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994
 (10) Incorporated by reference to the same exhibits filed with Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.
 (11) Incorporated by reference to exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated September 6, 1995.


(b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized


                                                    COLLAGEN CORPORATION


                                                   /s/ Gary S. Petersmeyer
                                                   ----------------------------
                                                   Gary S. Petersmeyer
                                                   President and
                                                   Chief Operating Officer


Dated:  September 28,1995


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard D. Palefsky and David Foster, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                    Title                                Date
---------------------------------------------------------------------------------------------------------------
/s/ Howard D. Palefsky                Chairman of the Board of Directors and Chief
---------------------------------     Executive Officer (Principal Executive             September 27, 1995
Howard D. Palefsky                    Officer)

/s/ Gary S. Petersmeyer               President, Chief Operating Officer, and
---------------------------------     Director                                           September 27, 1995
Gary S. Petersmeyer

/s/ David J. Foster                   Vice President and Chief Financial Officer
---------------------------------     (Principal Financial and Accounting Officer)       September 27, 1995
David J. Foster

/s/ Anne L. Bakar                     Director                                           September 20, 1995
---------------------------------
Anne L. Bakar

/s/ John R. Daniels                   Director                                           September 27, 1995
---------------------------------
John R. Daniels, M.D.

/s/ William G. Davis                  Director                                           September 27, 1995
---------------------------------
William G. Davis

/s/ Reid W. Dennis                    Director                                           September 20, 1995
---------------------------------
Reid W. Dennis

/s/ Craig W. Johnson                  Director                                           September 27, 1995
---------------------------------
Craig W. Johnson, Esq.

/s/ Terry R. Knapp M.D.               Director                                           September 27, 1995
---------------------------------
Terry R. Knapp, M.D.

/s/ Michael F. Mee                    Director                                           September 20, 1995
---------------------------------
Michael F. Mee

/s/ Rodney Perkins                    Director                                           September 27, 1995
---------------------------------
Rodney Perkins, M.D.
                                      Director                                           September   , 1995
---------------------------------
Cornelius W. Pettinga, Ph.D.

/s/ Roger H. Salquist                 Director                                           September 27, 1995
-----------------------------
Roger H. Salquist


                              COLLAGEN CORPORATION

            FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1995

                               INDEX TO EXHIBITS


                                                                                              Sequentially
Exhibit                                                                                         Numbered
Number                                         Exhibit                                            Page
--------------------------------------------------------------------------------------------------------------
 3.3     By-Laws, as amended
10.44    1990 Directors' Stock Option Plan, as amended
10.70    Letter of Acceptance of Employment by and between Gary Petersmeyer and the
         Registrant, dated December 19, 1994.
10.71**  License, Supply and Option Agreement, dated March 24, 1995 by and between
         LipoMatrix, Incorporated and Regristrant.
10.72**  Distributor Agreement dated March 24, 1995 by and between LipoMatrix,
         Incorporated and Registrant
10.73**  Coordinaton Agreement dated March 24, 1995, by and between LipoMatrix
         Incorporated and Registrant.
10.74    Promissory Note of Howard D. Palefsky dated June 5, 1995.
10.75**  Letter Agreement, dated July 10, 1995 by and between C.R. Bard, Inc. and the
         Registrant, amending the Amended and Restated Development and Distribution
         Agreement dated August 4, 1989 between the Parties originally filed as Exhibit
         10.36 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989.
11.1     Statement Regarding Weighted Average Common and Common Equivalent Shares Used
         in Computation of Per Share Income.
21.1     List of Subsidiaries
23.1     Consent of Ernst & Young LLP, Independent Auditors (see page X)
23.2     Consent of Ernst & Young LLP, Independent Auditors, with respect to the consolidated financial statements of Target Therapeutics, Inc., for the fiscal years ended March 31, 1995, 1994 and 1993.
24.1     Power of Attorney (see page 40)
27.1     Financial Data Schedule (EDGAR version only)
99.1     Target Therapeutics, Inc. Consolidated Financial Statements for the Years Ended
         March 31, 1995, 1994, and 1993 with Report of Ernst & Young LLP, Independent
         Auditors.
99.2     Financial Statement Schedule of Target Therapeutics Inc., for the fiscal years ended March 31, 1993, 1994 & 1995

**Confidential treatment requested for a portion of this document.