Form 10-Q
period 1995-09-30
COLLAGEN CORP /DE
filed 1995-11-14
CIK 21686

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended September 30, 1995

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to
                               ------    ------
                        Commission File Number:  0-10640

                              COLLAGEN CORPORATION

             (Exact name of Registrant as specified in its charter)

       DELAWARE                                         94-2300486
State of Incorporation                      I.R.S. Employer Identification No.

                 2500 Faber Place, Palo Alto, California  94303
                           Telephone:  (415) 856-0200

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

As of October 31, 1995, Registrant had outstanding 8,972,496 shares of common stock, exclusive of 1,550,000 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                     INDEX

PART I.        Financial Information                              Page No.
                                                                  --------
Condensed Consolidated Balance Sheets -
September 30, 1995 and June 30, 1995...............................      3

Condensed Consolidated Statements of Operations -
Three months ended September 30, 1995 and 1994.....................      4

Condensed Consolidated Statements of Cash Flows -
Three months ended September 30, 1995 and 1994.....................      5

Notes to Condensed Consolidated Financial Statements...............   6-11

Management's Discussion and Analysis of Financial
Condition and Results of Operations................................  12-20


PART II.       Other Information

Other Information..................................................  21-22

Signatures.........................................................     23


                         PART I. FINANCIAL INFORMATION
                              COLLAGEN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
               (In thousands, except share and per share amounts)

                                                                       September 30,      June 30,
                                                                           1995             1995
                                                                       -------------     ---------

ASSETS
    Current assets:
       Cash, cash equivalents and short-term investments                 $ 21,153        $  9,384
       Accounts receivable, net                                             9,876          13,402
       Inventories, net                                                     6,377           5,056
       Other current assets                                                 5,303           5,568
                                                                         --------        --------
              Total current assets                                         42,709          33,410

    Property and equipment, net                                            16,717          16,506
    Intangible assets and goodwill, net                                    11,719           2,727
    Investment in Target Therapeutics, Inc.                                15,088          17,570
    Other investments & assets, net                                         5,862           6,693
                                                                         --------        --------
                                                                         $ 92,095        $ 76,906
                                                                         ========        ========



LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                  $  3,034        $  2,250
       Accrued purchase consideration to LipoMatrix, Incorporated          20,990              --
       Other accrued liabilities                                            9,579          10,862
       Income taxes payable                                                 8,570           5,902
                                                                         --------        --------
              Total current liabilities                                    42,173          19,014

    Long-term liabilities:
       Deferred income taxes                                                8,478           8,478
       Other long-term liabilities                                          2,892           1,494

    Stockholders' equity:
       Preferred stock, $.01 par value, authorized
          5,000,000 shares; none issued and outstanding                        --              --
       Common stock, $.01 par value, authorized 28,950,000 shares;
          issued:  10,522,496 shares at September 30, 1995
              (10,519,632 shares at June 30, 1995)
          outstanding:  8,972,496 shares at September 30, 1995
              (9,019,632 shares at June 30, 1995)                             106             106
       Additional paid-in capital                                          63,894          63,855
       Retained earnings                                                    8,722          17,273
       Cumulative translation adjustment                                     (656)           (604)
       Treasury stock, 1,550,000 shares at September 30, 1995
          (1,500,000 shares at June 30, 1995)                             (33,514)        (32,710)
                                                                         --------        --------
              Total stockholders' equity                                   38,552          47,920
                                                                         --------        --------
                                                                         $ 92,095        $ 76,906
                                                                         ========        ========

                            See accompanying notes.

                              COLLAGEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                              Three Months Ended
                                                                                September 30,
                                                                           ------------------------
                                                                             1995            1994
                                                                           --------        --------


Revenues:
      Product sales                                                        $ 14,940        $ 15,432
      Other                                                                   2,000           1,000
                                                                           --------        --------
                                                                             16,940          16,432
                                                                           --------        --------

Costs and expenses:
      Cost of sales                                                           3,997           4,406
      Selling, general & administrative                                       8,302           7,224
      Research & development                                                  2,579           2,534
      Acquired In-process research and development                           14,800            --
                                                                           --------        --------
                                                                             29,678          14,164
                                                                           --------        --------

Income (loss) from operations                                               (12,738)          2,268

Other income (expense):
      Net gain on investments, principally Target Therapeutics, Inc.         10,466            --
      Equity in losses of affiliates, net                                      (508)           (129)
      Interest income                                                           154             130
      Interest expense                                                          (12)            (15)
                                                                           --------        --------
Income (loss) before income taxes                                            (2,638)          2,254

Provision for income taxes                                                    5,913             947
                                                                           --------        --------
Net income (loss)                                                          $ (8,551)       $  1,307
                                                                           ========        ========
Net income (loss) per share                                                $   (.95)       $    .14
                                                                           ========        ========
Shares used in calculating per share information                              8,992           9,631
                                                                           ========        ========

                             See accompanying notes

                              COLLAGEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In thousands)




                                                                               Three Months Ended
                                                                                 September 30,
                                                                            ------------------------
                                                                              1995            1994
                                                                            ---------       --------
Cash flows from operating activities:
   Net income (loss)                                                        $ (8,551)       $ 1,307
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Acquired in-process research and development                           14,800             --
       Depreciation and amortization                                           1,210            887
       Gain on investments, net                                              (10,466)            --
       Other adjustments related to changes in
         assets and liabilities                                                4,227             10
                                                                            --------        -------
     Net cash provided by operating activities                                 1,220          2,204
                                                                            --------        -------

Cash flows from investing activities:
   Net proceeds from sale of stock of Target Therapeutics, Inc.               14,336             --
   Proceeds from sales and maturities of short-term investments                1,144          2,357
   Purchase of short-term investments                                           (101)            --
   Increase in intangible and other assets                                      (163)          (354)
   Expenditures for investments in and loans to affiliates                    (1,775)        (2,179)
   Expenditures for property and equipment                                      (592)          (570)
   Acquisition of LipoMatrix, Incorporated, net of cash balances             (22,608)            --
   Accrued purchase consideration and other costs of
     acquisition of LipoMatrix                                                22,729             --
                                                                            --------        -------
     Net cash provided by (used in) investing activities                      12,970           (746)
                                                                            --------        -------

Cash flows from financing activities:
   Repurchase of common stock                                                   (804)        (1,805)
   Net proceeds from issuance of common stock                                     39            654
   Dividends paid                                                               (676)          (943)
   Proceeds from bank borrowings by LipoMatrix, Incorporated                      70             --
                                                                            --------        -------
     Net cash used in financing activities                                    (1,371)        (2,094)
                                                                            --------        -------

Net increase (decrease) in cash and cash equivalents                          12,819           (636)
Cash and cash equivalents at beginning of period                               6,155          5,369
                                                                            --------        -------

Cash and cash equivalents at end of period                                  $ 18,974        $ 4,733
                                                                            ========        =======





                            See accompanying notes.

                              COLLAGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Collagen Corporation ("the Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. The financial statements include the accounts of LipoMatrix, Incorporated ("LipoMatrix"), of Neuchatel, Switzerland subsequent to August 22, 1995 when the Company entered into a stock purchase agreement with certain of the stockholders of LipoMatrix to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. At the same time, the Company has also entered into discussions with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase will increase the Company's ownership interest in LipoMatrix from approximately 40% to approximately 100% of the outstanding securities on a fully diluted basis. Previously, LipoMatrix was accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method. (See
     Note 4.)

     The condensed consolidated balance sheet as of September 30, 1995, the condensed consolidated statements of operations for the three months ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the three months ended September 30, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made. Interim results are not necessarily indicative of results for a full fiscal year. The condensed consolidated balance sheet as of June 30, 1995 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995 included in the Company's 1995 Annual Report to Stockholders.

     Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Short-term investments consist principally of bankers acceptances, commercial paper and master notes and have maturities greater than ninety days, but not exceeding one year.

     The Company's investment securities are classified as available-for-sale and their carrying value approximates fair value because of the short maturity of these investments. The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Material unrealized gains and losses will be recorded, net of tax, in a separate component of stockholders' equity. Both realized and unrealized gains and losses were immaterial for the three months ended September 30, 1995 and 1994.

     Intangible assets and goodwill

     The cost of identified intangible assets (customer lists, purchased developed technology, etc.) is generally amortized on a straight-line basis over periods from 2 to 7 years. The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over periods generally not exceeding 7 years. The carrying value of intangible assets and goodwill is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date no such impairment has been indicated.

2.   Inventories

     Inventories consist of the following:

                                  September 30, 1995      June 30, 1995
                                  ------------------      -------------
         Raw materials                        $  780             $  684
         Work-in-process                       2,117              1,845
         Finished goods                        3,480              2,527
                                              ------             ------
                                              $6,377             $5,056
                                              ======             ======

3.   Investment in Target Therapeutics, Inc.

     During the quarter ended September 30, 1995, the Company sold 300,000 shares of the common stock of Target Therapeutics, Inc. ("Target") for a pre-tax gain of approximately $11.4 million. The Company also recorded an investment reserve of $900,000 in the quarter ended September 30, 1995 to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary.

     Condensed Statement of Income information for Target is shown below:


    Three months ended September 30,                1995             1994
    ---------------------------------------------------------------------
    (in thousands)
    Revenues                                     $15,741          $11,543
    Costs and expenses                            12,498            9,437
    Interest and other income                        606              611
                                                 ------------------------
    Income before income taxes                     3,849            2,717
    Provision for income taxes                    (1,149)          (1,006)
                                                 ------------------------
    Net income                                   $ 2,700          $ 1,711
                                                 ========================



     Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at September 29, 1995 was $70.00 per share. Subsequent to the end of September 1995, the Company sold an additional 156,500 shares of its Target common stock at an average selling price of $66 per share for net pre-tax proceeds of approximately $10.4 million. As of November 10, 1995, the Company's ownership position in Target was approximately 22%.

4.   Acquisition of LipoMatrix

     LipoMatrix is a developer and manufacturer of the Trilucent(TM) breast implant, which is the first commercially available triglyceride-filled mammary implant in the world. Collagen and LipoMatrix recently introduced the Trilucent(TM) implant in the United Kingdom and plan to introduce it in other countries of Western Europe over the remainder of the current fiscal year.

     On August 22, 1995, as part of the Company's strategy to expand in its marketing franchise in cosmetic medicine, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix to purchase approximately 50% of its outstanding securities on a fully diluted basis. At the same time, the Company has also entered into discussions with certain of the LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities of LipoMatrix on a fully diluted basis.

     This purchase will increase the Company's ownership interest in LipoMatrix from approximately 40% to approximately 100% of the outstanding securities on a fully diluted basis. In connection with the Agreement, certain LipoMatrix's shareholders granted to the Company an irrevocable proxy covering the voting rights of approximately 50% of the outstanding securities.

     The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million, which was determined as follows:

                                                                                   (in thousands)
                 Payable to LipoMatrix's shareholders                                 $ 20,990

                 Assumption of LipoMatrix's liabilities in excess
                 of LipoMatrix's assets                                                    926

                 Balance of the Company's investment in
                 LipoMatrix prior to date of acquisition                                   909

                 Direct acquisition costs                                                  830
                                                                                      --------
                                                                                      $ 23,655
                                                                                      ========

     A cash payment of approximately $18 million is due from the Company to the selling LipoMatrix stockholders at the closing of the transaction in January 1996. As part of the purchase, the Company expects to make further cash payments of the remaining $3 million by July 1, 1997 to the selling LipoMatrix's management and employees.

     The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition, which are subject to final adjustments which the Company believes will not be significant. Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. The amount allocated to in-process research and development was expensed in the three months ended September 30, 1995. The Company's results of operations for the three months ended September 30, 1995 include LipoMatrix's results from August 22, 1995 through quarter-end.

     The unaudited pro forma results of operations of the Company for the three months ended September 30, 1995 and 1994, respectively, assuming the acquisition of LipoMatrix occurred on July 1, 1994, on the bases described above with all material intercompany transactions eliminated are as follows:


     Three months ended September 30,                   1995              1994
     -------------------------------------------------------------------------
     (in thousands, except income per share)

     Total revenues                                  $16,955           $16,432

     Net income                                        5,248                62

     Net income per share                                .58               .01


     The unaudited pro forma net income and per share amounts above do not include a charge for in-process research and development of $14.8 million arising from the acquisition of LipoMatrix. The pro forma results reflect amortization of acquired goodwill and other intangible assets.

     The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.

5.   Stock Repurchase Program

     In February 1993, the Company's Board of Directors authorized a stock repurchase program. During the three months ended September 30, 1995, the Company repurchased 50,000 shares of its common stock at an average acquisition price of approximately $16 per share. Subsequent to the end of September 1995, the Company repurchased 42,000 shares of its common stock at an average acquisition price of approximately $18 per share. Since the inception of the stock repurchase program in February 1993, the Company has repurchased 1,592,000 shares of its common stock at an average acquisition price of approximately $22 per share. As of November 10, 1995, the Company is authorized to repurchase an additional 208,000 shares under the program. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans.

6.   Income Taxes

     The provision for income taxes for the three months ended September 30, 1995 and 1994 was computed by applying the estimated annual income tax rates of approximately 49% (excluding the impact of in-process research and development charge for which no tax benefit is available) and 42%, respectively, to income before income taxes. The higher effective tax rate in the current fiscal quarter was primarily due to increased equity in losses of certain affiliates and the write-down of certain of these investments.

7.   Per Share Information

     Loss per share for the three months ended September 30, 1995 has been computed based upon the weighted average number of common stock outstanding. Common stock equivalents have been excluded since their effect would be anti-dilutive on loss per share for this period.

     Income per share for the three months ended September 30, 1994 has been computed based upon the weighted average number of common and dilutive common stock equivalents outstanding. Common stock equivalents result from stock options.

     Shares used in the per share computations are as follows (in thousands):

                                                      Three Months Ended
                                                      ------------------
                                                        September 30,
                                                        -------------
                                                        1995        1994
                                                        ----        ----
     Primary:

          Common stock                                  8,992       9,456
          Stock options                                    --         175
          Weighted average number of common             -----       -----
              and common equivalent shares
              outstanding                               8,992       9,631
                                                        =====       =====

8.   Subsequent Events

     Subsequent to September 30, 1995, the Company completed an equity investment in and a collaborative product development agreement with Innovasive Devices, Inc. of Hopkinton, Massachusetts. The investment, part of a larger round of equity financing for Innovasive, was for $4.0 million, or an approximately 15 percent ownership position. The Company and Innovasive are collaborating to develop certain resorbable or partially resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopaedic tissue repairs. Innovasive Devices is a company that develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine and arthroscopy segments of the orthopaedic surgery market.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company

Collagen Corporation (the "Company") is a technology-based company that develops, manufactures and markets biomedical devices for the treatment of defective, diseased, traumatized or aging human tissues.

The Company's revenues have been derived primarily from the sale of products principally used in reconstructive and cosmetic applications for the face, the treatment of stress urinary incontinence, and in bone repair. The Company markets its reconstructive and cosmetic products directly and through a network of international distributors and its stress urinary incontinence and bone repair products through marketing partners.

In addition to joint development arrangements, the Company has an active program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology on select market segments to bring products to market efficiently and to expand its proprietary knowledge.

On August 22, 1995, as part of the Company's strategy to expand in its marketing franchise in cosmetic medicine, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix, Incorporated ("LipoMatrix"), a developer and manufacturer of the Trilucent(TM) breast implant ("Trilucent(TM) Implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. At the same time, the Company has also entered into discussions with certain of the LipoMatrix's management and employees to purchase the
remaining 10% of the outstanding securities on a fully diluted basis.    This
purchase will increase the Company's ownership interest in LipoMatrix from approximately 40% to approximately 100% of the outstanding securities on a fully diluted basis. In connection with the Agreement, certain LipoMatrix's shareholders granted to the Company an irrevocable proxy covering the voting rights of approximately 50% of the outstanding securities.

The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million. (See Note 4 to Condensed Consolidated Financial Statements.) A cash payment of approximately $18 million is due from the Company to the selling LipoMatrix stockholders at the closing of the transaction in January 1996. As part of the purchase, the Company expects to make further cash payments of the remaining $3 million by July 1, 1997 to the selling LipoMatrix's management and employees.

The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition, which are subject to final adjustments which the Company believes will not be significant. Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. The amount allocated to in-process research and development was expensed in the three months ended September 30, 1995. The Company's results of operations for the three months ended September 30, 1995 include LipoMatrix's results from August 22, 1995 through quarter-end.

Results of Operations

The following table shows for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Operations and the percentage changes in the dollar amounts of such items from period to period.

                                                                            Percent
                                                                             Change
                                                                         Quarter Ended
                                                                         -------------
                                                                          Sep 30,1995
                                                                          -----------
                                       Percent of Product Sales           Compared to
                                     Quarter Ended    Quarter Ended      Quarter Ended
                                     -------------    -------------      -------------
                                      Sep 30,1995      Sep 30,1994        Sep 30,1994
                                      -----------      -----------        -----------
  Product sales                           100%             100%               (3%)
  Other revenues                           13%               6%              100%
--------------------------------------------------------------------------------------
  Costs and expenses:
       Cost of sales                       27%              29%                (9%)
       Selling, general and
            administrative                 56%              47%                15%
       Research and
            development                    17%              16%                 2%


Product sales of $14.9 million for the three months ended September 30, 1995 decreased $500,000 or 3%, compared to product sales of $15.4 million for the same period in the prior year.

Worldwide sales of plastic surgery and dermatological products for the three months ended September 30, 1995 were approximately $12.8 million, up 24% from sales of $10.3 million for the same period in the prior year. U.S. sales of plastic surgery and dermatological products, representing 49% of worldwide sales in the current fiscal quarter, increased approximately $410,000 or 7% over the same quarter in the prior year.

International sales of plastic surgery and dermatological products in the current fiscal quarter increased approximately $2.0 million or 45% over the same quarter in the prior year. Of the $2 million, $200,000 was a result of favorable foreign exchange rates, compared with the same quarter in the prior year. (See " Operating Income " below.) Total unit sales increased approximately 39% on a worldwide basis compared with the same quarter in the prior year. The Company believes that the increase in both dollar and unit sales in the current fiscal quarter was a result of strong distributor sales, especially in Japan, successful marketing and public relations campaigns, the launch of improved syringe configurations and increased physician interest in cosmetic procedures not reimbursed by third-party payors. The Company anticipates continued growth in future worldwide demand for its plastic surgery and dermatological products, but at rates significantly lower than those achieved in the current fiscal quarter.

In the three months ended September 30, 1995, pursuant to terms of an agreement between the Company and C.R. Bard Inc. ("Bard"), the Company's marketing partner for Contigen(R) Bard(R) Collagen Implant ("Contigen(R) Implant"), the Company recorded income of $1 million from Bard based on Bard's direct sales of Contigen(R) Implant to physician customers. The Company did not record any income from shipments of Contigen(R) Implant to Bard in the three months ended September 30, 1995. In June 1995, the Company announced that it expected to ship little, if any, Contigen(R) Implant to Bard during fiscal year 1996 due to
excess inventory at Bard.   In the three months ended September 30, 1994, the
Company recorded income of $3.5 million from shipments of Contigen(R) Implant to Bard and income of $487,000 from Bard's direct sales of Contigen(R) Implant to physician customers. Future income from Bard's direct sales of Contigen(R) Implant to physician customers is expected to continue but may fluctuate significantly due to market demand. As a result of the foregoing, total revenues from Contigen(R) Implant during fiscal 1996 are expected to decline by more than 50 percent compared with fiscal 1995.

For the three months ended September 30, 1995, combined sales of Collagraft(R) Bone Graft Matrix ("Collagraft(R) Implant") and Collagraft(R) Bone Graft Matrix Strip ("Collagraft(R) Strip") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were $966,000 compared to combined sales of Collagraft(R) Implant and Collagraft(R) Strip of approximately $1.0 million to Zimmer for the same period in the prior year.

A number of uncertainties exist surrounding the marketing and distribution of Contigen(R) Implant, Collagraft(R) Implant and Collagraft(R) Strip. The Company's primary means of distribution for these products is through third party firms, Bard, in the case of Contigen(R) Implant, and Zimmer, in the case
of Collagraft(R) Implant and Collagraft(R) Strip.   The Company's business and
financial results could be adversely affected in the event that either or both of these parties are unable to effectively market the products, accurately anticipate customer demand, or effectively manage industry-wide pricing and cost containment pressures in health care.

Other revenues.   Other revenues in the three months ended September 30, 1995 consisted of a final milestone payment of $2 million from Bard in accordance with an agreement between the Company and Bard. The Company recorded a milestone payment of $1 million from Bard in the same period in the prior year.

Cost of sales. Cost of sales as a percentage of product sales was 27% for the three months ended September 30, 1995, compared with 29% for the same period in the prior year. The decrease in the current fiscal quarter was primarily due to increased product revenues resulting from income received from Bard's direct sales of Contigen(R) Implant to physician customers, which lowered the cost of sales as a percentage of product sales. Unit cost of sales was considerably higher in the current fiscal quarter due to decreased production volumes, primarily of Contigen(R) Implant. Due to the high fixed costs of the Company's manufacturing facility, unit cost of sales is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is itself heavily dependent on production of Contigen(R) Implant. The Company anticipates that unit cost will be higher in fiscal 1996 compared to fiscal 1995 as a result of minimal or no shipments of Contigen(R) Implant to Bard. Cost of sales as a percentage of sales is also contingent on the product mix of future sales for which demand and pricing characteristics may vary.

SG&A.   Selling, general and administrative ("SG&A") expenses were $8.3 million for the three months ended September 30, 1995, an increase of 15% over $7.2
million for the same period in the prior year.    SG&A expenses as a percentage
of product sales were 56% for the three months ended September 30, 1995, compared to 47% for the same period in the prior year. Domestically, the increase in SG&A expenses in the current fiscal quarter resulted primarily from the hiring of the Company's Chief Operating Officer, higher legal expenses (See Other Information - Legal Proceedings) and amortization expenses on purchased intangibles and goodwill resulting from the acquisition of LipoMatrix. Internationally, the increase in SG&A expenses resulted primarily from the costs of launching the Trilucent(TM) Implant in the United Kingdom, higher international spending and an overall unfavorable impact of foreign exchange rates, slightly offset by lower commission expense related to international sales. The Company expects SG&A expenses this fiscal year, both in absolute dollars and as a percentage of product sales, to be at levels higher than those of the prior year primarily due to the inclusion of the operating results of LipoMatrix, and the continued costs of launching the Trilucent(TM) Implant in Europe.

R&D.   Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $2.6 million (17% of product sales) for the three months ended September 30, 1995, an increase of 2% over $2.5 million (16% of product sales) for the same period in the prior year. The increase in R&D spending in the current fiscal quarter was primarily attributable to R&D spending incurred by LipoMatrix, partially offset by completion of soft tissue programs, including the clinical trials for Zyplast II(R) Implant, a concentrated collagen material for soft tissue augmentation, as well as by lower expenses related to ISO 9000 certification. The Company expects R&D spending for this fiscal year, both in absolute dollars and as a percentage of product sales, to be at levels higher than those of the prior year due to the inclusion of the operating results of LipoMatrix.

Acquired In-process Research and Development.   The charge for acquired
in-process research and development ("in-process R&D") of $14.8 million in the current fiscal quarter was a non-recurring charge related to the acquisition of LipoMatrix. The value attributed to the in-process R&D was determined by an independent appraisal.

Operating income (loss).   Operating loss was $12.7 million in the three months
ended September 30, 1995, compared to operating income of $2.3 million for the same period in the prior year. The loss in the current fiscal quarter was primarily due to the acquisition related, non-recurring, in-process R&D charge of $14.8 million.

Compared with foreign exchange rates for the same quarter in the prior year, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of approximately $23,000, resulting from an increase of approximately $200,000 in revenue on equivalent local currency sales and an increase of approximately $177,000 in operating expenses.

Gain on investments, net. In the three months ended September 30, 1995, the Company recorded a net gain on investments of $10.5 million, resulting from the sale of 300,000 shares of the common stock of Target Therapeutics, Inc. ("Target") for a pre-tax gain of approximately $11.4 million, partially offset by the recording of an investment reserve of $900,000 to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary.

Equity in earnings/losses of affiliate companies.   Equity in losses of
affiliate companies was $508,000 in the three months ended September 30, 1995, compared to losses of $129,000 in the same period in the prior year. The increase in losses in the current fiscal quarter was primarily due to increased losses recognized by affiliate companies, partially offset by equity in increased earnings of Target. Equity in losses of affiliate companies in the current fiscal quarter consisted of approximately $996,000 of losses from affiliate companies other than Target, partially offset by approximately $488,000 of earnings from Target. The Company intends to continue to expand its new product development activities through more equity investments in or loans to affiliate companies. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses which in turn will have an adverse effect on the Company's results. Furthermore, there can be no assurance that any investments in affiliates will result in any return nor as to the timing of such return, or that the Company will not lose its entire investment.

Interest income.   Interest income was $154,000 for the three months ended
September 30, 1995, an 18% increase compared to $130,000 for the same period in the prior year. The increase in the current fiscal quarter was primarily due to higher average investment balances resulting primarily from the sale of Target stock, which was partially offset by the repurchase of 50,000 shares of the Company's common stock, and slightly higher interest rates.

Income tax.   The provision for income taxes for the three months ended
September 30, 1995 and 1994 was computed by applying the estimated annual income tax rates of approximately 49% (excluding the impact of in-process research and development charge for which no tax benefit is available) and 42%, respectively, to income before income taxes. The higher effective tax rate in the current fiscal quarter was primarily due to increased equity in losses of certain affiliates and the write-down of certain of these investments.

Liquidity and Capital Resources

At September 30, 1995, the Company's cash, cash equivalents and short-term investments were $21.2 million compared to $9.4 million at June 30, 1995. Net cash provided by operating activities was approximately $1.2 million in the three months ended September 30, 1995, compared to approximately $2.2 million of net cash provided by operating activities in the same period in the prior year.

Pre-tax proceeds of $14.3 million from the sale of 300,000 shares of common stock of Target by the Company during the quarter ended September 30, 1995 were partially offset by $804,000 used to repurchase 50,000 shares of the Company's common stock at an average acquisition price of approximately $16 per share, the payments of an aggregate cash dividend of approximately $676,000 to the Company's stockholders in July 1995, and $1,775,000 of additional investments in and loans to affiliates.

Subsequent to the end of September 1995, the Company paid $4.0 million for an equity investment in and a collaborative product development agreement with Innovasive Devices, Inc. of Hopkinton, Massachusetts. (See Note 8 to Condensed Consolidated Financial Statement.) The Company also repurchased 42,000 shares of its common stock at an average acquisition price of approximately $18 per share. As of November 10, 1995, the

Company is authorized to repurchase an additional 208,000 shares of its common stock under the stock repurchase program.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $18.0 million in fiscal 1996. As of September 30, 1995, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $1.8 million. In addition, a cash payment of approximately $18 million is due from the Company to the selling LipoMatrix stockholders at the closing of the aforementioned acquisition of LipoMatrix securities in January 1996. Further cash payments of approximately $3 million are expected to be paid by July 1, 1997 to the selling LipoMatrix's management and employees. The Company intends to finance the cash payments by selling additional shares from its holdings of Target stock, and/or by borrowing funds, as needed, under its existing or other credit facility.

The Company's principal sources of liquidity include cash generated from operations and its cash, cash equivalents and short-term investments. In addition, during the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings then of approximately 2.3 million shares of Target's common stock. Between July 1, 1994 and September 30, 1995, the Company sold an aggregate of 545,000 shares of Target common stock for an aggregate pre-tax gain of approximately $17.4 million. Subsequent to September 30, 1995, the Company sold 156,500 shares of its Target common stock at an average selling price of $66 per share for net pre-tax proceeds of approximately $10.4 million. The Company anticipates that stock sales pursuant to the authorization will be made from time to time, subject to SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994. As of November 10, 1995, the credit facility remained unused. The Company intends to use funds from this source to partially finance the acquisition of LipoMatrix securities as well as for general corporate purposes. The Company believes that these sources should be adequate to fund its anticipated cash needs through at least the next twelve months.

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

All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen products and the Trilucent(TM) Implant are located in two primary facilities (one for collagen products and one for the Trilucent(TM) Implant), with the Company currently maintaining only limited amounts of finished product inventory.
While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverages, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity.

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

                          PART II.  OTHER INFORMATION
                              COLLAGEN CORPORATION

Item 1. Legal Proceedings
              On December 21, 1994, the Company filed suit against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortious interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to Collagen's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declaratory relief. Howard Palefsky, the Company's Chairman of the Board and Chief Executive Officer, was personally named as an additional defendant to the Matrix defamation charge. In September, 1995, Collagen filed an amended complaint naming two additional former employees, and alleging the acquisition of additional proprietary information obtained unlawfully. On November 3, 1995, those two additional former employees filed a cross-complaint against the Company and Mr. Palefsky, claiming damages for, among other things, libel, invasion of privacy and intentional infliction of emotional distress.

Item 2. Changes in Securities

              None

Item 3. Defaults Upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

              A.   Exhibits

                   Exhibit 27 - Financial Data Schedule

              B.   Reports on Form 8-K

                   The Company filed the following reports on Form 8-K during the fiscal quarter ended September 30, 1995, each relating to the Company's acquisition of LipoMatrix, Incorporated.

                   Form 8-K
                   Report Date:  August 22, 1995
                   Filing Date:  September 6, 1995
                   Item 2 - Acquisition or Disposition of Assets
                   Item 7a - Financial Statements of Acquired Business
                   Item 7b - Pro Forma Financial Statements
                   Item 7c - Exhibits

                   Form 8-K/A
                   Report Date:  August 22, 1995
                   Filing Date:  November 6, 1995
                   Item 7a - Financial Statements of Acquired Business
                   Item 7b - Pro Forma Financial Statements
                   Item 7c - Exhibits

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COLLAGEN CORPORATION


Date:  November 13, 1995                           /s/ David Foster
                                                   -----------------------
                                                   David Foster
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial
                                                   and Accounting Officer)

                              COLLAGEN CORPORATION


                               INDEX TO EXHIBITS



                                                                    Sequentially
Exhibit                                                                 Numbered
Number               Exhibit                                                Page
--------------------------------------------------------------------------------
27                   Financial Data Schedule...............................   25
