Form 10-K/A
period 1995-06-30
COLLAGEN CORP /DE
filed 1995-12-01
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended JUNE 30, 1995, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from_____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X          NO
                                       -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 1, 1995 in the Nasdaq National Market, was approximately $120,941,818. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portion of its Annual Report on Form 10-K for the fiscal year ended June 30, 1995, as set forth below.

The Registrant is amending Item 14(a)(3) to refile the following revised versions of exhibits originally filed with the Registrant's Form 10-K:


         Item 14(a)(3)   Exhibits

          Exhibit
           Number  Notes                               Description
           ------  -----                               -----------
           10.71    **     License, Supply and Option Agreement, dated March 24,
                           1995 by and between LipoMatrix, Incorporated and Registrant.


           10.72    **     Distributor Agreement dated March 24, 1995 by and
                           between LipoMatrix, Incorporated and Registrant.

           10.73    **     Coordination Agreement dated March 24, 1995, by and
                           between LipoMatrix Incorporated and Registrant's wholly owned subsidiary, Collagen International
                           Incorporated.

_____________________
**  Confidential treatment is requested for a portion of this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized




                                                  COLLAGEN CORPORATION




                                                  /s/ Gary S. Petersmeyer
                                                  -----------------------------
                                                  Gary S. Petersmeyer
                                                  President and
                                                  Chief Operating Officer


Dated:  December 1, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signature                                    Title                                       Date
--------------------------------------------------------------------------------------------------------------------------

             /s/ Howard D. Palefsky*               Chairman of the Board of Directors and Chief
             -----------------------               Executive Officer (Principal Executive                December  1, 1995
             Howard D. Palefsky                    Officer)

             /s/ Gary S. Petersmeyer               President, Chief Operating Officer, and
             -----------------------               Director                                              December  1, 1995
             Gary S. Petersmeyer

             /s/ David J. Foster                   Vice President and Chief Financial Officer
             -------------------                   (Principal Financial and Accounting Officer)          December  1, 1995
             David J. Foster

             /s/ Anne L. Bakar*
             ------------------
             Anne L. Bakar                         Director                                              December  1, 1995

             /s/ John R. Daniels*
             --------------------
             John R. Daniels, M.D.                 Director                                              December  1, 1995

             /s/ William G. Davis*
             ---------------------
             William G. Davis                      Director                                              December  1, 1995

             /s/ Reid W. Dennis*
             -------------------
             Reid W. Dennis                        Director                                              December  1, 1995

             /s/ Craig W. Johnson*
             ---------------------
             Craig W. Johnson, Esq.                Director                                              December  1, 1995

             /s/ Terry R. Knapp M.D.*
             ------------------------
             Terry R. Knapp, M.D.                  Director                                              December  1, 1995

             /s/ Michael F. Mee*
             -------------------
             Michael F. Mee                        Director                                              December  1, 1995

             /s/ Rodney Perkins*
             -------------------
             Rodney Perkins, M.D.                  Director                                              December  1, 1995

             ____________________________
             Cornelius W. Pettinga, Ph.D.          Director                                                           1995

             /s/ Roger H. Salquist*
             ----------------------
             Roger H. Salquist                     Director                                              December  1, 1995

             * By:  /s/ David J. Foster
                    -----------------------------------
                    (David J. Foster, Attorney-in-Fact)

                              COLLAGEN CORPORATION

           FORM 10-K/A ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1995


                               INDEX TO EXHIBITS


                                                                                               Sequentially
 Exhibit                                                                                         Numbered
 Number                                         Exhibit                                            Page
-------------------------------------------------------------------------------------------------------------
10.71**    License, Supply and Option Agreement, dated March 24, 1995 by and between
           LipoMatrix, Incorporated and Registrant.

10.72**    Distributor Agreement dated March 24, 1995 by and between LipoMatrix,
           Incorporated and Registrant.

10.73**    Coordination Agreement dated March 24, 1995, by and between LipoMatrix
           Incorporated and Registrant.


__________________________________
**  Confidential treatment is requested for a portion of this document.