Form 10-Q
period 1995-12-31
COLLAGEN CORP /DE
filed 1996-02-14
CIK 21686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended December 31, 1995

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

As of January 31, 1996, Registrant had outstanding 8,882,026 shares of common stock, exclusive of 1,675,000 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX

PART I.           Financial Information                                 Page No.
                                                                        --------
Condensed Consolidated Balance Sheets -
December 31, 1995  and June 30, 1995..................................        3

Condensed Consolidated Statements of Income -
Three and six months ended December 31, 1995 and 1994.................        4

Condensed Consolidated Statements of Cash Flows -
Six months ended December 31, 1995 and 1994...........................        5

Notes to Condensed Consolidated Financial Statements..................     6-11

Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................    12-20





PART II.          Other Information

Other Information.....................................................    21-24

Signatures............................................................       25

                         PART I. FINANCIAL INFORMATION
                              COLLAGEN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
               (In thousands, except share and per share amounts)


                                                                        December 31,     June 30,
                                                                           1995            1995
                                                                        ------------     --------
ASSETS
 Current assets:
  Cash and cash equivalents                                               $ 28,545       $  6,155
  Short-term investments                                                     1,422          3,229
  Accounts receivable, net                                                  12,104         13,402
  Inventories, net                                                           7,570          5,056
  Other current assets, net                                                  6,010          5,568
                                                                          --------       --------
     Total current assets                                                   55,651         33,410

 Property and equipment, net                                                16,357         16,506
 Intangible assets and goodwill, net                                        11,066          2,727
 Investment in Target Therapeutics, Inc.                                    12,489         17,570
 Other investments & assets, net                                             6,696          6,693
                                                                          --------       --------
                                                                          $102,259       $ 76,906
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                        $  3,926       $  2,250
  Accrued purchase consideration for LipoMatrix, Incorporated               20,990          --
  Other accrued liabilities                                                 10,643         10,862
  Income taxes payable                                                      10,160          5,902
                                                                          --------       --------
     Total current liabilities                                              45,719         19,014

 Long-term liabilities:
  Deferred income taxes                                                      8,478          8,478
  Other long-term liabilities                                                2,888          1,494

 Stockholders' equity:
  Preferred stock, $.01 par value, authorized
   5,000,000 shares; none issued and outstanding                              --             --
  Common stock, $.01 par value, authorized:  28,950,000
   shares, issued:  10,557,026 shares at December 31, 1995
   (10,519,632 shares at June 30, 1995), outstanding:  8,882,026
    shares at December 31, 1995 (9,019,632 shares at June 30, 1995)            106            106
  Additional paid-in capital                                                63,896         63,855
  Retained earnings                                                         17,533         17,273
  Cumulative translation adjustment                                           (617)          (604)
  Treasury stock, at cost, 1,675,000 shares at December 31, 1995
   (1,500,000 shares at June 30, 1995)                                     (35,744)       (32,710)
                                                                          --------       --------
     Total stockholders' equity                                             45,174         47,920
                                                                          --------       --------
                                                                          $102,259       $ 76,906
                                                                          ========       ========



                            See accompanying notes.

                              COLLAGEN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)




                                                              Three Months Ended          Six Months Ended
                                                                 December 31,               December 31,
                                                             --------------------      ---------------------
                                                               1995         1994         1995         1994
                                                             -------      -------      --------      -------
Revenues:
 Product sales                                               $18,883      $18,870      $ 33,823      $34,302
 Other                                                          --           --           2,000        1,000
                                                             -------      -------      --------      -------
                                                              18,883       18,870        35,823       35,302
                                                             -------      -------      --------      -------

Costs and expenses:
 Cost of sales                                                 5,074        4,810         9,071        9,216
 Selling, general & administrative                            10,467        8,107        18,769       15,331
 Research & development                                        2,925        2,504         5,504        5,038
 Acquired in-process research and development                   --           --          14,800       --
                                                             -------      -------      --------      -------
                                                              18,466       15,421        48,144       29,585
                                                             -------      -------      --------      -------

Income (loss) from operations                                    417        3,449       (12,321)       5,717

Other income (expense):
 Net gain on investments, principally Therapeutics, Inc.      20,921          775        31,387          775
 Equity in earnings (losses) of affiliates, net                  415         (240)          (93)        (369)
 Interest income                                                 297           85           451          215
 Interest expense                                                (40)         (40)          (52)         (55)
                                                             -------      -------      --------      -------

Income before income taxes                                    22,010        4,029        19,372        6,283

Provision for income taxes                                    12,540        1,784        18,453        2,731
                                                             -------      -------      --------      -------

Net income                                                   $ 9,470      $ 2,245      $    919      $ 3,552
                                                             =======      =======      ========      =======

Net income per share                                         $  1.05      $   .24      $    .10      $   .37
                                                             =======      =======      ========      =======



Shares used in calculating per share information               9,059        9,465         9,087        9,517
                                                             =======      =======      ========      =======


                            See accompanying notes.

                              COLLAGEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In thousands)


                                                                         Six Months Ended
                                                                           December 31,
                                                                      --------------------
                                                                        1995         1994
                                                                      --------     -------
Cash flows from operating activities:
  Net income                                                          $    919     $ 3,552
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Acquired in-process research and development                      14,800        --
      Depreciation and amortization                                      2,968       1,954
      Gain on investments, net                                         (31,387)       (775)
    Changes in assets and liabilities:
      Income taxes payable                                               4,258       1,028
      Other                                                             (1,378)       (927)
                                                                      --------     -------
    Net cash provided by (used in) operating activities                 (9,820)      4,832
                                                                      --------     -------

Cash flows from investing activities:
  Net proceeds from sale of stock of Target Therapeutics, Inc.          42,073       1,102
  Proceeds from sales and maturities of short-term investments           3,123       4,903
  Purchase of short-term investments                                    (1,318)       --
  Expenditures for property and equipment                               (1,332)     (1,383)
  Increase in intangible and other assets                                 (458)       (653)
  Expenditures for investments in and loans to affiliates               (6,198)     (2,217)
  Acquisition of LipoMatrix, Incorporated, net of cash balances        (22,608)       --
  Accrued purchase consideration and other costs of
    acquisition of LipoMatrix                                           22,527        --
                                                                      --------     -------
    Net cash provided by investing activities                           35,809       1,752
                                                                      --------     -------

Cash flows from financing activities:
  Repurchase of common stock                                            (3,034)     (5,543)
  Net proceeds from issuance of common stock                                41       1,666
  Dividends paid                                                          (676)       (943)
  Proceeds from bank borrowings                                             70        --
                                                                      --------     -------
    Net cash used in financing activities                               (3,599)     (4,820)
                                                                      --------     -------

Net increase in cash and cash equivalents                               22,390       1,764

Cash and cash equivalents at beginning of period                         6,155       5,369
                                                                      --------     -------

Cash and cash equivalents at end of period                            $ 28,545     $ 7,133
                                                                      ========     =======

                            See accompanying notes.

                              COLLAGEN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Collagen Corporation ("the Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. The financial statements include the accounts of LipoMatrix, Incorporated ("LipoMatrix"), of Neuchatel, Switzerland subsequent to August 22, 1995 when the Company entered into a stock purchase agreement with certain of the stockholders of LipoMatrix to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. Subsequently, the Company entered into an agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to approximately 100% of the outstanding securities on a fully diluted basis and was closed in January 1996. Prior to August 22, 1995, LipoMatrix was accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (See note 4).

     The condensed consolidated balance sheet as of December 31, 1995, the condensed consolidated statements of income for the three and six months ended December 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six months ended December 31, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed consolidated balance sheet as of June 30, 1995 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995 included in the Company's 1995 Annual Report on Form 10-K.

     Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Short-term investments consist principally of bankers acceptances, commercial paper and master notes and have maturities greater than ninety days, but not exceeding one year.

     The Company's investment securities are classified as available-for-sale and their carrying value approximates fair value because of the short maturity of these investments. The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Realized and unrealized gains and losses were immaterial for the three and six months ended December 31, 1995 and 1994.

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

2.   Inventories

     Inventories consist of the following (in thousands):

                                       December 31, 1995          June 30, 1995
                                       -----------------          -------------
              Raw materials            $             786          $         684
              Work-in-process                      3,405                  1,845
              Finished goods                       3,379                  2,527
                                       -----------------          -------------
                                       $           7,570          $       5,056
                                       =================          =============

3.   Investment in Target Therapeutics, Inc.

     During the quarter ended December 31, 1995, the Company sold 800,000 shares (adjusted for a two-for-one stock split) of Target Therapeutics, Inc. ("Target") common stock for a pre-tax gain of approximately $24.0 million. The Company also recorded an investment reserve of $3.1 million in the quarter ended December 31, 1995 to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary.

     Condensed Statement of Income information for Target is shown below:

                                                Three Months Ended       Six Months Ended
                                                   December 31,            December 31,
                                              --------------------     -------------------
       (in thousands)                           1995         1994        1995        1994
                                              --------     -------     -------     -------
       Revenues                               $ 18,980     $12,479     $34,721     $24,022
       Cost of Revenues                          5,560       3,891      10,607       7,642
       Expenses                                  8,674       6,316      16,125      12,002
       Interest and other income                   427         610       1,033       1,221
                                              --------     -------     -------     -------
       Income before income taxes                5,173       2,882       9,022       5,559
       Provision for income taxes               (1,552)       (984)     (2,701)     (1,990)
                                              --------     -------     -------     -------
       Net income                             $  3,621     $ 1,898     $ 6,321     $ 3,609
                                              ========     =======     =======     =======


     Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at December 29, 1995 was $42.75 per share. During January 1996, the Company sold an additional 110,000 shares of its Target common stock at an average selling price of approximately $54 per share for net pre-tax proceeds of approximately $5.9 million. As of January 31, 1996, the Company's ownership position in Target was approximately 18%. During December, 1995, the Company's interest in Target fell below 20%. Subsequent to that date, given that the Company does not have the ability to exercise significant influence, it will account for the investment on the cost basis.

4.   Acquisition of LipoMatrix

     LipoMatrix is the developer and manufacturer of the Trilucent(TM) breast implant, which is the first commercially available triglyceride-filled mammary implant in the world. The Company recently introduced the Trilucent(TM) implant in Europe and plans to introduce it in most countries of Western Europe over the remainder of the current fiscal year.

     On August 22, 1995, as part of the Company's strategy to expand in its marketing franchise in cosmetic medicine, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix to purchase approximately 50% of its outstanding securities on a fully diluted basis. Subsequently, the Company entered into discussions with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities of LipoMatrix on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to approximately 100% of the outstanding securities on a fully diluted basis. In connection with the Agreement, certain LipoMatrix's shareholders granted to the Company an irrevocable proxy covering the voting rights of approximately 50% of the outstanding securities.

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
                                                                   --------
                                                                   $ 23,655
                                                                   ========

     The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996 at which time aggregate cash payments of approximately $20 million were made by the Company to the selling LipoMatrix stockholders, as well as certain of LipoMatrix's current and former employees.

     The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition, which are subject to final adjustments which the Company believes will not be significant. Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. The amount allocated to in-process research and development was expensed in the six months ended December 31, 1995. The Company's results of operations for the six months ended December 31, 1995 include LipoMatrix's results from August 22, 1995 through December 31, 1995.

     The unaudited pro forma results of operations of the Company for the six months ended December 31, 1995 and 1994, respectively, assuming the acquisition of LipoMatrix occurred on July 1, 1994, on the bases described above with all material intercompany transactions eliminated, are as follows:

     Six months ended December 31,                        1995             1994
     --------------------------------------------------------------------------
     (in thousands, except income per share)
     Total revenues                                    $35,838          $35,302
     Net income                                         14,703              178
     Net income per share                                 1.62              .02

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

5.   Stock Repurchase Program

     In February 1993, the Company's Board of Directors authorized a stock repurchase program. During the three months ended December 31, 1995, the Company repurchased 125,000 shares of its common stock at an average acquisition price of approximately $18 per share. Since the inception of the stock repurchase program in February 1993, the Company has repurchased 1,675,000 shares of its common stock at an average acquisition price of approximately $21 per share. As of December 31, 1995 the Company is authorized to repurchase an additional 125,000 shares under the program. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans.

6.   Income Taxes

     The provision for income taxes for the six months ended December 31, 1995 and 1994 was computed by applying the estimated annual income tax rates of approximately 54% (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 43%, respectively, to income before income taxes. The higher effective tax rate in the current fiscal quarter and year to date period was primarily due to consolidated losses in foreign subsidiaries for which no tax benefit is available, increased equity losses of certain affiliates, and increased write-downs of certain equity investments.

7.   Per Share Information

     Income per share for the three and six months ended December 31, 1995 and 1994 have been computed based upon the weighted average number of common stock and dilutive common stock equivalent shares outstanding. Shares used in the per share computations are as follows (in thousands):

                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                           ------------------        ----------------
                                           1995          1994        1995        1994
                                           ----          ----        ----        ----
     Primary:

       Common stock                        8,916        9,278        8,954       9,336
       Stock options                         143          187          133         181
                                           -----        -----        -----       -----

       Weighted average number of
           common stock and dilutive
           common stock equivalent
           shares outstanding              9,059        9,465        9,087       9,517
                                           =====        =====        =====       =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The Company

Collagen Corporation (the "Company") is a technology-based company that develops, manufactures and markets biomedical devices for the treatment of defective, diseased, traumatized or aging human tissues.

The Company's revenues are derived primarily from the sale of products principally used in reconstructive and cosmetic applications, the treatment of stress urinary incontinence, and in bone repair. The Company markets its reconstructive and cosmetic products directly and through a network of international distributors and its stress urinary incontinence and bone repair products through marketing partners.

On August 22, 1995, as part of the Company's strategy to expand in its marketing franchise in cosmetic medicine, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix, Incorporated ("LipoMatrix"), a developer and manufacturer of the Trilucent(TM) breast implant ("Trilucent(TM) Implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. Subsequently, the Company entered into an agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to approximately 100% of the outstanding securities on a fully diluted basis. In connection with the Agreement, certain LipoMatrix's shareholders granted to the Company an irrevocable proxy covering the voting rights of approximately 50% of the outstanding securities.

The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million (See Note 4 to Condensed Consolidated Financial Statements.). The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996 at which time aggregate cash payments of approximately $20 million were made by the Company to the selling LipoMatrix stockholders as well as certain of LipoMatrix's current and former employees.

In addition to joint development arrangements, the Company has an active program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology on select market segments to bring products to market efficiently and to expand its proprietary knowledge.

Results of Operations

The following tables show for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Income.

                            PERCENT OF PRODUCT SALES

                                3 Months             3 Months             6 Months             6 Months
                                  Ended                Ended                Ended                Ended
                              Dec. 31, 1995        Dec. 31, 1994        Dec. 31, 1995        Dec. 31, 1994
                              -------------        -------------        -------------        -------------
   Product sales                  100%                  100%                 100%                 100%

   Other revenues                  --                    --                    6%                   3%

   Costs and expenses:

        Cost of sales              27%                   25%                  27%                  27%

        Selling,
        general  and
        administrative             55%                   43%                  56%                  45%



        Research and
        development                16%                   13%                  16%                  15%



Product sales. Product sales in the three months ended December 31, 1995 were $18.9 million, which were unchanged from the same prior-year quarter. Product sales of $33.8 million in the six months ended December 31, 1995 decreased approximately $500,000 or 1%, compared to product sales of $34.3 million for the same prior-year period.

Worldwide sales of plastic surgery and dermatological products for the three and six months ended December 31, 1995 were $16.1 million and $29.0 million, respectively, up 15% and 19% from sales of $14.0 million and $24.3 million, respectively, for the same periods in the prior year. Total unit sales increased 16% and 25% on a worldwide basis compared with the same periods in the prior year. The Company believes the increase in sales in the current fiscal year periods was a result of an increase in advertising and public relations campaigns, an improvement in the overall environment for products in the Company's sector of the health care industry, strong distributor sales, especially in Japan, the launch of new syringe configurations and increased physician interest in cosmetic procedures not reimbursed by third-party payers. Additionally, the increase in sales was attributable in part to the launch of the Trilucent(TM) breast implant (a new triglyceride-filled mammary implant) in Europe. International sales were favorably impacted by foreign exchange rates by approximately $300,000 and $500,000, respectively, for the three and six months ended December 31, 1995 compared with the same periods in the prior year. (See "Operating Income " below.) The Company anticipates continued growth in future worldwide demand for its plastic surgery and dermatological products, but at rates lower than those achieved in the current fiscal year periods.

During the three and six months ended December 31, 1995, pursuant to terms of an agreement between the Company and C.R. Bard Inc. ("Bard"), the Company's marketing partner for Contigen(R) Bard(R) Collagen Implant ("Contigen(R) Implant"), the Company recorded income of $1.7 million and $2.7 million, respectively, from Bard based on Bard's direct sales of Contigen(R) Implant to physician customers. In June 1995, the Company announced that it expected to ship little, if any, Contigen(R) Implant to Bard during fiscal year 1996 due to excess inventory at Bard. The Company recorded minimal income from shipments of Contigen(R) Implant to Bard in the six months ended December 31, 1995. In the three and six months ended December 31, 1994, respectively, the Company recorded income of $3.0 million and $6.6 million, respectively, from shipments of Contigen(R) Implant to Bard. The Company also recorded income of $1.0 million and $1.5 million, respectively, from Bard's direct sales of Contigen(R) Implant to physician customers during the three and six months ended December 31, 1994, respectively. Future income from Bard's direct sales of Contigen(R) Implant to physician customers is expected to continue but may fluctuate significantly due to market demand. As a result of the foregoing, total revenues from Contigen(R) Implant during fiscal 1996 are expected to decline by more than 50 percent compared with fiscal 1995.

For the three and six months ended December 31, 1995, sales of Collagraft(R) Bone Graft Matrix ("Collagraft(R) Implant") and Collagraft(R) Bone Graft Matrix Strip ("Collagraft(R) Strip") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were approximately $844,000 and $1.8 million, respectively, compared to combined sales of Collagraft(R) Implant and Collagraft(R) Strip of approximately $605,000 and $1.6 million to Zimmer in the same periods in the prior year. The Company expects sales of the Collagraft(R) Implant and Collagraft(R) Strip for the remainder of the fiscal year to be at lower levels than those reported in the six months ended December 31, 1995.

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

Other revenues. Other revenues in the six months ended December 31, 1995 consisted of a final milestone payment of $2 million from Bard in accordance with an agreement between the Company and Bard. The Company recorded a milestone payment of $1 million from Bard in the same prior-year period.

Cost of sales. Cost of sales as a percentage of product sales was 27% for both the three and six months ended December 31, 1995, compared with 25% and 27% for the same periods in the prior year. The higher cost of sales as a percentage of product sales in the current fiscal quarter was primarily due to the inclusion of initial start up manufacturing costs of the Trilucent(TM) Implant, which is currently being launched in Europe. Unit cost of sales for collagen-based products was considerably higher in the current fiscal year due to decreased production volumes, primarily of Contigen(R) Implant. Due to the high fixed costs of the Company's manufacturing facility, unit cost of sales is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is heavily dependent on production of Contigen(R) Implant. For all products other than the Trilucent(TM) breast implant, the Company anticipates that unit cost will be higher in fiscal 1996 compared to fiscal 1995 as a result of minimal or no shipments of Contigen(R) Implant to Bard. Cost of sales as a percentage of sales is also contingent on the product mix of future sales for which demand and pricing characteristics may vary.

SG&A. Selling, general and administrative ("SG&A") expenses were $10.5 million and $18.8 million for the three and six months ended December 31, 1995, respectively, an increase of 29% and 22% over $8.1 million and $15.3 million, respectively, for the same periods in the prior year. SG&A expenses as a percentage of product sales were 55% and 56% for the three and six months ended December 31, 1995, compared to 43% and 45% for the same periods in the prior year. The increase in SG&A expenses in the current fiscal year resulted primarily from the inclusion of the operating results of LipoMatrix and amortization expenses on purchased intangibles and goodwill resulting from the acquisition of LipoMatrix and higher U.S. advertising and public relation campaign expenses. Additionally, the increase was attributable to the costs of launching the Trilucent(TM) Implant in Europe, higher international spending related to an overall increase in sales, and an overall unfavorable impact of foreign exchange rates, slightly offset by lower commission expense related to international sales. The Company expects SG&A expenses this fiscal year, both in absolute dollars and as a percentage of product sales, to be at levels higher than those of the prior year primarily due to the inclusion of the operating results of LipoMatrix, and the continued costs of launching the Trilucent(TM) Implant in Europe.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $2.9 million and $5.5 million (16% of product sales) for the three and six months ended December 31, 1995, respectively, an increase of 17% and 9% over $2.5 million and $5.0 million (13% and $15% of product sales), respectively, for the same periods in the prior year. The increase in R&D spending in the current fiscal year periods was primarily attributable to R&D spending incurred by LipoMatrix, partially offset by completion of soft tissue programs and lower expenses related to ISO 9000 certification. The Company expects R&D spending for this fiscal year, both in absolute dollars and as a percentage of product sales, to be at levels higher than those of the prior year due to the inclusion of the operating results of LipoMatrix.

Acquired in-process research and development. The charge for acquired in-process research and development ("in-process R&D") of $14.8 million in the six months ended December 31, 1995 was a non-recurring charge related to the acquisition of LipoMatrix. The value attributed to the in-process R&D was determined by an independent appraisal.

Operating income/loss. Operating income was approximately $417,000 for the three months ended December 31, 1995, compared with $3.4 million from the same prior-year period. The Company's consolidated operating loss was $12.3 million for the six months ended December 31, 1995, compared with an operating income $5.7 million from the same prior-year period. The loss in the current fiscal year was primarily due to the acquisition-related, non-recurring, in-process R&D charge of $14.8 million. Excluding this acquisition related, non-recurring R&D charge, operating income would have been approximately $2.4 million, for the six months ended December 31, 1995 as compared with operating income of $5.7 million for the six months ended December 31, 1995. This decrease in the current fiscal year was primarily due to inclusion of the operating results of LipoMatrix.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $30,000, resulting from an increase of approximately $300,000 in revenue on equivalent local currency sales, partially offset by an increase of approximately $270,000 in operating expenses. Compared with foreign exchange rates for the same prior-year period, the impact of foreign exchange rates in the six months ended December 31, 1995 on operating income was a net increase of $50,000, resulting from an increase of approximately $500,000 in revenue on equivalent local currency sales, partially offset by an increase of approximately $450,000 in operating expenses.

Gain on investments, net. In the three months ended December 31, 1995, the Company recorded a net gain on investments of $20.9 million, resulting from the sale of 800,000 shares (adjusted for a two-for-one stock split) of Target Therapeutics, Inc. ("Target") common stock for a pre-tax gain of approximately $24.0 million, partially offset by the recording of an investment reserve of $3.1 million to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary. In the six months ended December 31, 1995, the Company recorded a net gain on investments of $31.4 million, resulting from the sale of 1,400,000 shares (adjusted for a two-for-one stock split) of common stock of Target for a pre-tax gain of approximately $35.4 million, partially offset by the recording of investment reserves of an aggregate of $4.0 million to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary.

Equity in earnings/losses of affiliate companies. Equity in earnings of affiliate companies was $415,000 for the three months ended December 31, 1995, compared to equity in losses of $240,000 for the same prior-year quarter. For the six months ended December 31, 1995, equity in losses of affiliate companies was $93,000, compared with losses of $369,000 in the same prior-year period. The earnings in the current fiscal quarter and the decrease in equity in losses of affiliate companies in the six months period in the current fiscal year over the same periods in the prior year were primarily due to increased equity in earnings in Target and decreased equity in losses of LipoMatrix, which the Company discontinued accounting for under the equity method after its acquisition in August 1995, partially offset by increased losses recognized by other affiliate companies. Net equity in earnings of affiliate companies in the current fiscal quarter consisted of approximately $942,000 of earnings from Target, partially offset by approximately $527,000 of losses from affiliate companies other than Target. The Company intends to continue to expand its new product development activities through more equity investments in or loans to affiliate companies. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses which in turn will have an adverse effect on the Company's results. Furthermore, there can be no assurance that any investments in affiliates will result in any return nor as to the timing of such return, or that the Company will not lose its entire investment.

As of December, 1995, given the Company's recent sales of Target stock, the Company has less than a 20% interest in Target and does not have the ability to exercise significant influence. Therefore, in future quarters, the Company will no longer account for Target under the equity method.

Interest income. Interest income was $297,000 and $451,000 for the three and six months ended December 31, 1995, respectively, compared with $85,000 and $215,000 for the same periods in the prior year. The increase in the current fiscal year was primarily due to higher average short-term investment balances resulting primarily from the sale of Target stock and higher interest rates, partially offset by the repurchase of 125,000 shares of the Company's common stock. The Company expects it's cash balances to decline and may borrow additional funds under the line of credit facility in connection with the purchase and funding of LipoMatrix. Accordingly, the Company expects to record net interest expense during fiscal year 1997 versus net interest income during fiscal year 1996.

Income tax. The provision for income taxes for the six months ended December 31, 1995 and 1994 was computed by applying the estimated annual income tax rates of approximately 54% (excluding the impact of the acquired in-process R&D charge for which no tax benefit is available) and 43%, respectively, to income before income taxes. The higher effective tax rate in the current fiscal quarter and year to date period was primarily due to consolidated losses in foreign subsidiaries for which no tax benefit is available, increased equity losses of certain affiliates, and increased write-downs of certain equity investments.

Liquidity and Capital Resources

At December 31, 1995, the Company's cash, cash equivalents and short-term investments were $30 million compared to $9.4 million at June 30, 1995. Net cash used in operating activities was approximately $9.8 million in the six months ended December 31, 1995 compared to approximately $4.8 million of net cash provided by operating activities for the same period in the prior year. The $9.8 million net cash used in operating activities was mainly attributable to a $8.5 million estimated tax payment made in December 1995, a significant portion of which was related to estimated taxes due on the sales of Target stock. Net cash provided by investing and financing activities of approximately $32.4 million was primarily due to pre-tax proceeds of approximately $42.1 million from the sale of 1,400,000 shares (adjusted for a two-for-one stock split) of common stock of Target by the Company during the six months ended December 31, 1995, partially offset by payments of approximately $6.2 million for additional investments in and loans to affiliates, payments of approximately $3.0 million to repurchase 125,000 shares of the Company's common stock at an average acquisition price of approximately $18.00 per share, and payments of an aggregate cash dividend of approximately $676,000 to the Company's stockholders in July 1995.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $18.0 million in fiscal 1996. As of December 31, 1995, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $7.5 million. In November 1995, the Company's Board of Directors declared a cash dividend of 7.5 cents per share to stockholders of record on December 15, 1995. This dividend totaled approximately $676,000 and was paid to stockholders on January 15, 1996. The Company anticipates that the Board of Directors will review the possibility of declaring an additional dividend before the end of the current fiscal year. Additionally, in January 1995 the Company was authorized by the Board of Directors to repurchase an additional 300,000 shares of the Company's common stock in the open market, pursuant to a stock repurchase program initiated in February 1993 of which the Company is authorized to repurchase 125,000 shares as of December 31, 1995.

The Company's principal sources of liquidity include cash generated from operations and its cash, cash equivalents and short-term investments. In addition, during the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings then of approximately 2.3 million shares of Target's common stock. Between July 1, 1994 and December 31, 1995, the Company sold an aggregate of 1,890,000 (adjusted for a two-for-one stock spilt) shares of Target common stock for an aggregate pre-tax gain of approximately $41.4 million. The pre-tax sales proceeds were approximately $50.5 million. The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994, which was subsequently amended to $15.0 million in December 1995. As of January 31, 1996 $10.0 million of this credit facility remained unused. The Company believes that these sources should be adequate to fund its anticipated cash needs through at least the next twelve months.

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

All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products and the Trilucent(TM) Implant are located in two primary facilities (one for collagen-based products and one for the Trilucent(TM) Implant), with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverages, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing facilities.

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

The Company has been and may be in the future the subject of negative publicity, which can arise from various sources, ranging from the news media on cosmetic procedures in general to legislative and regulatory investigations specific to the Company concerning, among other things, the safety and efficacy of its products. The Company is confident of the safety and effectiveness of its products; however, there can be no assurance that such investigations or negative publicity from such investigations or from the news media will not result in a material adverse effect on the Company's future financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increased number of product liability claims.

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

Due to the factors noted above, as well as other factors that may affect the Company's operating results, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, such shortfalls until late in the fiscal quarter, or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock.

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION

Item 1.  Legal Proceedings

          On December 21, 1994, the Company filed suit against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortuous interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to Collagen's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declamatory relief. Howard Palefsky, the Company's Chairman of the Board and Chief Executive Officer, was personally named as an additional defendant to the Matrix defamation charge. In September, 1995, Collagen filed an amended complaint naming two additional former employees, and alleging the acquisition of additional proprietary information obtained unlawfully. On November 3, 1995, those two additional former employees filed a cross-complaint against the Company and Mr. Palefsky, claiming damages for, among other things, libel, invasion of privacy and intentional infliction of emotional distress.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          A. On October 25, 1995, the Registrant held its Annual Meeting of Stockholders.

          B. As listed below, all of Management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934 (in thousands).

                                              No. of     No. of      No. of      No. of        No. of
                                               Votes      Votes      Votes        Votes        Broker
                    Name of Nominee             For      Against    Withheld    Abstained     Non-Votes
                    ---------------           ------     -------    --------    ---------     ---------
                  Anne L. Bakar                8,048        0           129         0             0
                  John R. Daniels, MD          8,054        0           123         0             0
                  William G. Davis             8,054        0           123         0             0
                  Reid W. Dennis               8,052        0           125         0             0
                  Craig W. Johnson             7,971        0           206         0             0
                  Terry R. Knapp, MD           8,050        0           127         0             0
                  Michael F. Mee               7,960        0           217         0             0
                  Howard D. Palefsky           8,052        0           125         0             0
                  Rodney Perkins, MD           7,956        0           221         0             0
                  Gary S. Petersmeyer          8,054        0           123         0             0
                  Roger H. Salquist            8,052        0           125         0             0

           C. The adoption of an amendment to the 1990 Directors' Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 100,000 shares was approved with 6,958,848 shares voting in favor, 1,147,918 shares voting against, and 70,193 shares abstaining.

           D. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1996 was ratified with 8,125,013 shares voting in favor, 19,797 shares voting against and 32,149 shares abstaining.

Item 5.    Other Information

           Subsequent to December 31, 1995, Becky Stirn was appointed Vice President of Global Marketing Strategy and Pierre Comte as Vice President and Chief Operating Officer of Trilucent(TM) Operations. Effective January 31, 1996, Dr. Terry Knapp, the former President and Chief Executive Officer of LipoMatrix and a member of the Company's Board of Directors, resigned his positions at LipoMatrix and as a member of the Collagen Board of Directors. The Company and Dr. Knapp are currently discussing his future role.

           Item 6.  Exhibits and Reports on Form 8-K

           A.  Exhibits

           Exhibit 10.67 (a) - Second Amendment, Third Amendment, and Fourth Amendment dated June 30, 1995, September 30, 1995, and December 26, 1995, respectively, to Credit Agreement dated November 15, 1994 by and between the Bank of New York and the Registrant (such Credit Agreement previously filed as Exhibit 10.67 with Registrant's Quarterly Report on Form 10-Q for the quarter-ended December 31,
           1994).

           Exhibit 10.76 - Amended and Restated Secured Loan Agreement between Ross R. Erickson and the Registrant dated December 31, 1995.

           Exhibit 10.77 - Promissory Note between Howard D. Palefsky and the Registrant dated December 11, 1995.

           Exhibit 27 - Financial Data Schedule.

           B.  Reports on Form 8-K

           The Company filed the following report on Form 8-K during the fiscal quarter ended December 31, 1995, which related to the Company's acquisition of LipoMatrix, Incorporated.

           Form 8-K/A
           Report Date:  August 22, 1995
           Filing Date:  November 6, 1995
           Item 7a - Financial Statements of Acquired Business
           Item 7b - Pro Forma Financial Statements
           Item 7c - Exhibits

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS

Exhibit Number                                       Description
--------------                                       -----------

Exhibit 10.67 (a)                  Second Amendment, Third Amendment, and
                                   Fourth Amendment dated June 30, 1995,
                                   September 30, 1995, and December 26, 1995, respectively, to Credit Agreement dated
                                   November 15, 1994 by and between the Bank of New York and the Registrant (such Credit
                                   Agreement previously filed as Exhibit 10.67 with Registrant's Quarterly Report on Form
                                   10-Q for the quarter-ended December 31,
                                   1994).


Exhibit 10.76 Amended and Restated Secured Loan Agreement between Ross R. Erickson and the Registrant dated December 31, 1995.

Exhibit 10.77 Promissory Note between Howard D. Palefsky and the Registrant dated December 11, 1995.

Exhibit 27                         Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLLAGEN CORPORATION

Date:  February 14, 1996                    /s/David Foster
                                            ------------------------------------
                                            David Foster
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)