Form 10-Q
period 1996-03-31
COLLAGEN CORP /DE
filed 1996-05-09
CIK 21686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended March 31, 1996

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

As of April 30, 1996, Registrant had outstanding 8,888,323 shares of common stock, exclusive of 1,675,000 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX



PART I.           Financial Information                            Page No.
                                                                 --------

Condensed Consolidated Balance Sheets -
March 31, 1996  and June 30, 1995 ................................    3

Condensed Consolidated Statements of Income -
Three and nine months ended March 31, 1996 and 1995 ..............    4

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended March 31, 1996 and 1995 ........................    5

Notes to Condensed Consolidated Financial Statements ............. 6-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations .............................. 11-19





PART II           Other Information


Other Information ................................................ 20-22

Signatures .......................................................    23

                          PART I. FINANCIAL INFORMATION
                              COLLAGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                                       March 31,       June 30,
                                                                         1996            1995
                                                                     ------------    ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                        $     30,806    $      6,155
    Short-term investments                                                    905           3,229
    Accounts receivable, net                                               10,265          13,402
    Inventories, net                                                        8,304           5,056
    Other current assets, net                                               7,192           5,568
                                                                     ------------    ------------
        Total current assets                                               57,472          33,410

  Property and equipment, net                                              15,849          16,506
  Intangible assets and goodwill, net                                      10,629           2,727
  Investment in Target Therapeutics, Inc. (1)                             118,727          17,570
  Other investments & assets, net                                          11,185           6,693
                                                                     ------------    ------------
                                                                     $    213,862    $     76,906
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $      3,005    $      2,250
    Other accrued liabilities                                               9,706          10,862
    Note payable                                                            5,000
    Income taxes payable                                                    9,950           5,902
                                                                     ------------    ------------
        Total current liabilities                                          27,661          19,014

  Long-term liabilities:
    Deferred income taxes                                                  53,275           8,478
    Other long-term liabilities                                             2,814           1,494

  Stockholders' equity:
    Preferred stock, $.01 par value, authorized:
      5,000,000 shares; none issued and outstanding                          --              --
    Common stock, $.01 par value, authorized:  28,950,000
      shares, issued: 10,562,783 shares at March 31, 1996
      (10,519,632 shares at June 30, 1995), outstanding: 8,887,783
      shares at March 31, 1996 (9,019,632 shares at June 30, 1995)            106             106
    Additional paid-in capital                                             64,581          63,855
    Retained earnings                                                      36,933          17,273
    Cumulative translation adjustment                                        (630)           (604)
    Unrealized gain on available-for-sale investments                      64,866
    Treasury stock, at cost, 1,675,000 shares at March 31, 1996
      (1,500,000 shares at June 30, 1995)                                 (35,744)        (32,710)
                                                                     ------------    ------------
        Total stockholders' equity                                        130,112          47,920
                                                                     ------------    ------------
                                                                     $    213,862    $     76,906
                                                                     ============    ============

(1) At March 31, 1996, the Company's investment in Target Theurapeutics, Inc. has been classifed as available-for-sale and shown at estimated fair value. At June 30, 1995, the investment was accounted for by the equity method. (See Note 3.)

                            See accompanying notes.

                              COLLAGEN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                        Three Months Ended            Nine Months Ended
                                                                             March 31,                    March 31,
                                                                     -----------------------       -----------------------
                                                                       1996           1995           1996           1995
                                                                     --------       --------       --------       --------
Revenues:
 Product sales                                                       $ 16,587       $ 17,032       $ 50,410       $ 51,334
 Other                                                                   --             --            2,000          1,000
                                                                     --------       --------       --------       --------

                                                                       16,587         17,032         52,410         52,334
                                                                     --------       --------       --------       --------

Costs and expenses:
 Cost of sales                                                          5,207          4,451         14,278         13,667
 Selling, general & administrative                                     10,051          7,443         28,820         22,774
 Research & development                                                 3,424          2,233          8,928          7,271
 Acquired in-process research and development                            --             --           14,800           --
                                                                     --------       --------       --------       --------
                                                                       18,682         14,127         66,826         43,712
                                                                     --------       --------       --------       --------

Income (loss) from operations                                          (2,095)         2,905        (14,416)         8,622

Other income (expense):
 Net gain on investments, principally Target Therapeutics, Inc.        36,285          2,569         67,672          3,344
 Equity losses of affiliates, net                                        (690)          (427)          (783)          (796)
 Interest income                                                          291            138            742            353
 Interest expense                                                         (35)           (28)           (87)           (83)
                                                                     --------       --------       --------       --------

Income before income taxes                                             33,756          5,157         53,128         11,440

Provision for income taxes                                             14,356          2,649         32,809          5,380
                                                                     --------       --------       --------       --------

Net income                                                           $ 19,400       $  2,508       $ 20,319       $  6,060
                                                                     ========       ========       ========       ========


Net income per share                                                 $   2.14       $    .26       $   2.24       $    .64
                                                                     ========       ========       ========       ========




Shares used in calculating per share information                        9,084          9,556          9,086          9,530
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

                              COLLAGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)


                                                                          Nine Months Ended
                                                                               March 31,
                                                                        -----------------------
                                                                          1996           1995
                                                                        --------       --------
Cash flows from operating activities:
     Net income                                                         $ 20,319       $  6,060
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
          Acquired in-process research and development                    14,800           --
          Depreciation and amortization                                    4,429          3,060
          Gain on investments, net                                       (67,672)        (3,344)
        Changes in assets and liabilities:
          Income taxes payable                                             4,048          2,997
          Other                                                           (4,301)        (3,955)
                                                                        --------       --------
        Net cash provided by (used in) operating activities              (28,377)         4,818
                                                                        --------       --------

Cash flows from investing activities:
     Net proceeds from sale of stock of Target Therapeutics, Inc.         81,338          5,639
     Proceeds from sales and maturities of short-term investments          4,043          5,866
     Purchase of short-term investments                                   (1,719)        (2,926)
     Expenditures for property and equipment,net                          (1,769)        (2,209)
     Increase in intangible and other assets                              (1,730)          (645)
     Expenditures for investments in and loans to affiliates              (8,972)        (2,547)
     Acquisition of LipoMatrix, Incorporated, net of cash balances       (22,608)          --
     Accrued purchase consideration and other costs of
        acquisition of LipoMatrix                                          2,359           --
                                                                        --------       --------
        Net cash provided by investing activities                         50,942          3,178
                                                                        --------       --------

Cash flows from financing activities:
     Repurchase of common stock                                           (3,034)        (5,543)
     Net proceeds from issuance of common stock                              726          2,209
     Dividends paid                                                         (676)          --
     Proceeds from bank borrowings                                         5,070           --
                                                                        --------       --------
        Net cash used in financing activities                              2,086         (3,334)
                                                                        --------       --------

Net increase in cash and cash equivalents                                 24,651          4,662

Cash and cash equivalents at beginning of period                           6,155          5,369
                                                                        --------       --------

Cash and cash equivalents at end of period                              $ 30,806       $ 10,031
                                                                        ========       ========

                            See accompanying notes.

                              COLLAGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Collagen Corporation ("the Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method (See note 3).

     The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of income for the three and nine months ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed consolidated balance sheet as of June 30, 1995, has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995, included in the Company's 1995 Annual Report on Form 10-K.



     Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Short-term investments consist principally of bankers acceptances, commercial paper and master notes and have maturities greater than ninety days, but not exceeding one year.

     The Company's marketable debt and equity securities are classified as available-for-sale. Their carrying value approximates fair value (other than the Company's investment in Target stock) because of the short maturity of these investments. The Company determines the appropriate classification of marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Realized and unrealized gains and losses were immaterial for the three and nine months ended March 31, 1996 and 1995.

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

2.   Inventories

     Inventories consist of the following (in thousands):

                                                             March 31, 1996                  June 30, 1995
                                                             --------------                  -------------

              Raw materials                               $             897             $              684
              Work-in-process                                         4,450                          1,845
              Finished goods                                          2,957                          2,527
                                                          -----------------             ------------------
                                                          $           8,304             $            5,056
                                                          =================             ==================

3.   Investment in Target Therapeutics, Inc.

     During the quarter ended March 31, 1996, the Company sold 740,000 shares of Target Therapeutics, Inc. ("Target") common stock for a pre-tax gain of approximately $36.3 million. Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at March 31, 1996, was $60.625 per share. As of March 31, 1996, the Company's ownership position in Target was approximately 13% (1.9 million shares). During December 1995, the Company's interest in Target fell below 20%. Subsequent to that date, given that the Company does not have the ability to exercise significant influence, it will no longer account for the investment on the equity basis.

     At March 31, 1996, the Company's shares of Target common stock are classified as available-for-sale. The unrealized gain on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax. A summary of the Target stock as of March 31, 1996 (in thousands):

                                                         Gross               Gross
                                                      Unrealized          Unrealized          Estimated Fair
                                       Cost              Gain               Losses                 Value
                                       ----              ----               ------                 -----

Target Common Stock                  $ 9,064           $109,663               $ 0                $118,727

4.   Acquisition of LipoMatrix

     LipoMatrix is the developer and manufacturer of the Trilucent(TM) breast implant, which is the first commercially available triglyceride-filled mammary implant in the world. The Company recently introduced the Trilucent(TM) implant in Europe and plans to introduce it in most countries of Western Europe over the remainder of the current fiscal year.

     On August 22, 1995, as part of the Company's strategy to expand in its marketing franchise in cosmetic medicine, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix to purchase approximately 50% of its outstanding securities on a fully diluted basis. The Company also entered into discussions with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities of LipoMatrix on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. In connection with the Agreement, certain LipoMatrix's shareholders granted to the Company an irrevocable proxy covering the voting rights of approximately 50% of the outstanding securities.

     The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million, which was determined as follows:

                                                                  (in thousands)

                  Payable to LipoMatrix's shareholders ...........   $20,990

                  Assumption of LipoMatrix's liabilities in excess
                  of LipoMatrix's assets .........................       926

                  Balance of the Company's investment in
                  LipoMatrix prior to date of acquisition ........       909

                  Direct acquisition costs .......................       830
                                                                     -------
                                                                     $23,655
                                                                     =======

     The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996 at which time aggregate cash payments of approximately $20.1 million were made by the Company to the selling LipoMatrix stockholders, as well as certain of LipoMatrix's current and former employees.

     The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition. Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. The amount allocated to in-process research and development was expensed in the nine months ended March 31, 1996. The Company's results of operations for the nine months ended March 31, 1996, include LipoMatrix's results from August 22, 1995, through March 31, 1996.

     The unaudited pro forma results of operations of the Company for the nine months ended March 31, 1996 and 1995, respectively, assuming the acquisition of LipoMatrix occurred on July 1, 1994, on the bases described above with all material intercompany transactions eliminated, are as follows:

     Nine months ended March 31,                         1996            1995
     ---------------------------------------------------------------------------
     (in thousands, except income per share)

     Total revenues                                    $52,425        $52,334
     Net income                                         34,103          1,868
     Net income per share                                 3.75            .20

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

5.   Stock Repurchase Program

     In February 1993, the Company's Board of Directors authorized a stock repurchase program. Since the inception of the stock repurchase program in February 1993, the Company has repurchased 1,675,000 shares of its common stock at an average acquisition price of approximately $21 per share. No shares were repurchased during the quarter ended March 31, 1996, and of such date, the Company is authorized to repurchase an additional 125,000 shares under the program. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans.

6.   Income Taxes

     The provision for income taxes for the nine months ended March 31, 1996 and 1995, was computed by applying the estimated annual income tax rates of approximately 48% (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 47%, respectively, to income before income taxes. The higher effective tax rate in the current year to date period was primarily due to consolidated losses in foreign subsidiaries for which no tax benefit is available and increased write-downs of certain equity investments, partially offset by equity losses of certain affiliates which decreased as a percentage of income before income taxes.

7.   Per Share Information

     Income per share for the three and nine months ended March 31, 1996 and 1995, have been computed based upon the weighted average number of common stock and dilutive common stock equivalent shares outstanding. Shares used in the per share computations are as follows (in thousands):



                                            Three Months Ended        Nine Months Ended
                                            ------------------        -----------------
                                                 March 31,                March 31,
                                                 ---------                ---------
                                            1996         1995         1996         1995
                                            -----        -----        -----        -----
     Primary:

       Common stock                         8,885        9,286        8,931        9,319
       Stock options                          199          270          155          211
                                            -----        -----        -----        -----

       Weighted average number of
           common stock and dilutive
           common stock equivalent
           shares outstanding               9,084        9,556        9,086        9,530
                                            =====        =====        =====        =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Factors That May Affect Future Results of Operations."

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

On August 22, 1995, as part of the Company's strategy to expand in its marketing franchise in cosmetic medicine, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix, Incorporated ("LipoMatrix"), a developer and manufacturer of the Trilucent(TM) breast implant ("Trilucent(TM) Implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. The Company also entered into an agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. In connection with the Agreement, certain LipoMatrix's shareholders granted to the Company an irrevocable proxy covering the voting rights of approximately 50% of the outstanding securities.

The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million (See Note 4 to Condensed Consolidated Financial Statements). The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996, at which time aggregate cash payments of approximately $20.1 million were made by the Company to the selling LipoMatrix stockholders as well as certain of LipoMatrix's current and former employees.

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




                                  PERCENT OF PRODUCT SALES


                          Three Months Ended      Nine Months Ended
                          ------------------      -----------------
                               March 31,              March 31,
                               ---------              ---------
                           1996        1995       1996         1995
                           ----        ----       ----         ----

   Product sales           100%        100%        100%        100%

   Other revenues           --          --           4%         --

   Costs and
   expenses:

     Cost of sales          31%         26%         28%         27%

     Selling,
     general  and
     administrative         61%         44%         57%         44%

     Research and
     development            21%         13%         18%         14%


Product sales. Product sales of $16.6 million in the three months ended March 31, 1996, decreased approximately $400,000, or 2%, over the same prior-year quarter. Product sales of $50.4 million in the nine months ended March 31, 1996, decreased approximately $900,000, or 2%, compared to product sales of $51.3 million for the same prior-year period. The decrease in sales was primarily due to the decrease in shipments of Contigen(R) Bard(R) Collagen Implant ("Contigen(R) Implant"), partially offset by the favorable impact of foreign exchange rates of approximately $153,000 and $658,000, respectively, for the three and nine months ended March 31, 1996, compared with the same periods in the prior year. (See "Operating Income " below.)

Worldwide sales of plastic surgery and dermatological products for the three and nine months ended March 31, 1996, were $14.2 million and $43.2 million, respectively, up 16% and 18% from sales of $12.3 million and $36.6 million, respectively, for the same periods in the prior year. The increase in sales was attributable in part to the launch of the Trilucent(TM) breast implant (a new triglyceride-filled mammary implant) in Europe. Total unit sales of Zyderm/Zyplast increased 12% and 21% on a worldwide basis compared with the same periods in the prior year. The Company believes the increase in sales in the current fiscal year periods was a result of strong distributor sales, especially in Japan, an increase in advertising and public relations campaigns, an improvement in the overall environment for products in the Company's sector of the health care industry, the launch of new syringe configurations and increased physician interest in cosmetic procedures not reimbursed by third-party payers. The Company anticipates continued growth in future worldwide demand for its plastic surgery and dermatological products, but at rates lower than achieved in the current year periods.

During the three and nine months ended March 31, 1996, pursuant to terms of an agreement between the Company and C.R. Bard Inc. ("Bard"), the Company's marketing partner for Contigen(R) Implant, the Company recorded income of $1.5 million and $4.3 million, respectively, from Bard based on Bard's direct sales of Contigen(R) Implant to physician customers. In June 1995, the Company announced that it expected to ship little, if any, Contigen(R) Implant to Bard during fiscal year 1996 due to excess inventory at Bard. The Company recorded minimal income from shipments of Contigen(R) Implant to Bard in the nine months ended March 31, 1996. In the three and nine months ended March 31, 1995, respectively, the Company recorded income of $3.2 million and $9.7 million, respectively, from shipments of Contigen(R) Implant to Bard. The Company also recorded income of approximately $900,000 and $2.4 million, respectively, from Bard's direct sales of Contigen(R) Implant to physician customers during the three and nine months ended March 31, 1995, respectively. Future income from Bard's direct sales of Contigen(R) Implant to physician customers is expected to continue, but may fluctuate significantly due to market demand. As a result of the foregoing, total revenues from Contigen(R) Implant during fiscal 1996 are expected to decline by more than 50 percent compared with fiscal 1995.

For the three and nine months ended March 31, 1996, sales of Collagraft(R) Bone Graft Matrix ("Collagraft(R) Implant") and Collagraft(R) Bone Graft Matrix Strip ("Collagraft(R) Strip") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were approximately $664,000 and $2.5 million, respectively, compared to combined sales of Collagraft(R) Implant and Collagraft(R) Strip of approximately $579,000 and $2.2 million to Zimmer in the same periods in the prior year.

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

Other revenues. Other revenues in the nine months ended March 31, 1996, consisted of a final milestone payment of $2 million from Bard in accordance with an agreement between the Company and Bard. The Company recorded a milestone payment of $1 million from Bard in the same prior-year period.

Cost of sales. Cost of sales as a percentage of product sales was 31% and 28% for the three and nine months ended March 31, 1996, compared with 26% and 27% for the same periods in the prior year. The higher cost of sales as a percentage of product sales in the current fiscal quarter was primarily due to the inclusion of initial start up manufacturing costs of Trilucent(TM) Implant, which is currently being launched in Europe. Unit cost of sales for collagen-based products was considerably higher in the current fiscal year due to decreased production volumes, primarily of Contigen(R) Implant. Due to the high fixed costs of the Company's manufacturing facility, unit cost of sales is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is heavily dependent on production of Contigen(R) Implant. For all products other than Trilucent(TM) Implant, the Company anticipates that unit cost will be higher in fiscal 1996 compared to fiscal 1995 as a result of minimal or no shipments of Contigen(R) Implant to Bard. Cost of sales as a percentage of sales is also contingent on the product mix of future sales for which demand and pricing characteristics may vary.

SG&A. Selling, general and administrative ("SG&A") expenses were $10.1 million and $28.8 million for the three and nine months ended March 31, 1996, respectively, an increase of 35% and 27% over $7.4 million and $22.8 million, respectively, for the same periods in the prior year. SG&A expenses as a percentage of product sales were 61% and 57% for the three and nine months ended March 31, 1996, compared to 44% for both of the same periods in the prior year. The increase in SG&A expenses in the current fiscal year resulted primarily from the inclusion of the operating results of LipoMatrix and amortization expenses on purchased intangibles and goodwill resulting from the acquisition of LipoMatrix and higher U.S. advertising and public relation campaign expenses. Additionally, the increase was attributable to the costs of launching Trilucent(TM) Implant in Europe and higher international spending related to an overall increase in sales. The Company expects SG&A expenses this fiscal year, both in absolute dollars and as a percentage of product sales, to be at levels higher than those of the prior year, primarily due to the inclusion of the operating results of LipoMatrix, and the continued costs of launching Trilucent(TM) Implant in Europe.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $3.4 million and $8.9 million (21% and 18% of product sales) for the three and nine months ended March 31, 1996, respectively, an increase of 53% and 23% over $2.2 million and $7.3 million (13% and 14% of product sales), respectively, for the same periods in the prior year. The increase in R&D spending in the current fiscal year periods was primarily attributable to R&D spending incurred by LipoMatrix, partially offset by completion of soft tissue programs and lower expenses related to ISO 9000 certification. The Company expects R&D spending for this fiscal year, both in absolute dollars and as a percentage of product sales, to be at levels higher than those of the prior year due to the inclusion of the operating results of LipoMatrix.

Acquired in-process research and development. The charge for acquired in-process research and development ("in-process R&D") of $14.8 million in the nine months ended March 31, 1996, was a non-recurring charge related to the acquisition of LipoMatrix. The value attributed to the in-process R&D was determined by an independent appraisal.

Operating income/loss. Operating loss was $2.1 million for the three months ended March 31, 1996, compared with an operating income of $2.9 million from the same prior-year period. The Company's consolidated operating loss was $14.4 million for the nine months ended March 31, 1996, compared with an operating income $8.6 million from the same prior-year period. The loss in the current fiscal year was primarily due to the acquisition-related, non-recurring, in-process R&D charge of $14.8 million. Excluding this acquisition related, non-recurring R&D charge, operating income would have been approximately $384,000, for the nine months ended March 31, 1996, as compared with operating income of $8.6 million for the nine months ended March 31, 1995. The decrease in the current fiscal year was primarily due to inclusion of the operating expenses of LipoMatrix.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $4,000, resulting from an increase of approximately $153,000 in revenue on equivalent local currency sales, partially offset by an increase of approximately $149,000 in operating expenses. Compared with foreign exchange rates for the same prior-year period, the impact of foreign exchange rates in the nine months ended March 31, 1996, on operating income was a net increase of $56,000, resulting from an increase of approximately $658,000 in revenue on equivalent local currency sales, partially offset by an increase of approximately $602,000 in operating expenses.

Gain on investments, net. In the three months ended March 31, 1996, the Company recorded a net gain on investments of $36.3 million, resulting from the sale of 740,000 shares of Target Therapeutics, Inc. ("Target") common stock. In the nine months ended March 31, 1996, the Company recorded a net gain on investments of $67.7 million, resulting from the sale of 1,440,000 shares of common stock of Target for a pre-tax gain of approximately $71.7 million, partially offset by the recording of investment reserves of an aggregate of $4.0 million to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary.

Equity in earnings/losses of affiliate companies. Equity in losses of affiliate companies was $690,000 for the three months ended March 31, 1996, compared to equity in losses of $427,000 for the same prior-year quarter. For the nine months ended March 31, 1996, equity in losses of affiliate companies was $783,000, compared with losses of $796,000 in the same prior-year period. The increase in losses in the current fiscal quarter over the same period in the prior year were due to decreased equity in earnings in Target and increased losses recognized by other affiliate companies, partially offset by decreased equity in losses in LipoMatrix, which the Company discontinued accounting for under the equity method after its acquisition in August 1995.

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

As of December 1995, the Company had less than a 20% interest in Target and does not have the ability to exercise significant influence. Therefore, the Company will be accounted for on the cost method.

During the period ending March 31, 1996, Collagen made an initial investment of $4.5 million in Pharming B.V., an early stage development company. The investment will be accounted for on the cost method, as the Company holds less than a 20% interest in Pharming B.V.

Interest income. Interest income was $291,000 and $742,000 for the three and nine months ended March 31, 1996, respectively, compared with $138,000 and $353,000 for the same periods in the prior year. The increase in the current fiscal year was primarily due to higher average short-term investment balances, resulting primarily from the sale of Target stock, and higher interest rates.

Income tax. The provision for income taxes for the nine months ended
March 31, 1996 and 1995, was computed by applying the estimated annual income tax rates of approximately 48% (excluding the impact of the acquired in-process research and development charge for which no tax benefit is available) and 47%, respectively, to income before income taxes. The higher effective tax rate in the current year to date period was primarily due to consolidated losses in foreign subsidiaries for which no tax benefit is available and increased write-downs of certain equity investments, partially offset by equity losses of certain affiliates which decreased as a percentage of income before income taxes.


Liquidity and Capital Resources

At March 31, 1996, the Company's cash, cash equivalents and short-term investments were $31.7 million compared to $9.4 million at June 30, 1995. Net cash used in operating activities was approximately $28.4 million in the nine months ended March 31, 1996, compared to approximately $4.8 million of net cash provided by operating activities for the same prior-year period.

The $28.4 million of net cash used in operating activities was mainly attributable to $26.1 million of estimated tax payments made during the year, of which a significant portion was related to estimated taxes due on the sales of Target stock. Net cash provided by investing and financing activities of approximately $53.0 million was primarily due to a pre-tax gain of approximately $71.7 million ($81.3 million proceeds less cost basis of $9.6 million) from the sale of 1,440,000 shares of common stock of Target by the Company during the nine months ended March 31, 1996, and $5.0 million received from the revolving credit facility, partially offset by payments of approximately $22.6 million for the acquisition of LipoMatrix, payments of approximately $9.0 million for additional investments in and loans to affiliates, payments of approximately $3.0 million to repurchase 125,000 shares of the Company's common stock at an average acquisition price of approximately $18.00 per shares, and payments of an aggregate cash dividend of approximately $676,000 to the Company's stockholders in July 1995.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $23.6 million in fiscal 1996. As of March 31, 1996, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $10.7 million. In June 1995, the Company was authorized by the Board of Directors to repurchase an additional 300,000 shares of the Company's common stock in the open market, of which the Company has repurchased 175,000 shares as of March 31, 1996.

The Company's principal sources of liquidity include cash generated from operations and its cash, cash equivalents and short-term investments. In addition, during the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings then of approximately 2.3 million shares of Target's common stock. Between July 1, 1994 and March 31, 1996, the Company sold an aggregate of 2,630,000 (adjusted for a two-for-one stock spilt) shares of Target common stock for an aggregate pre-tax gain of approximately $77.4 million ($89.7 million proceeds less cost basis of $12.3 million). The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994, which was subsequently increased to $15.0 million in December 1995. As of April 30, 1996, $10.0 million of this credit facility remained unused. The Company believes that these sources should be adequate to fund its anticipated cash needs through at least the next twelve months.

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

All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products and Trilucent(TM) Implant are located in two primary facilities (one for collagen-based products and one for Trilucent(TM) Implant), with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverages, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing facilities.

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

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sale of medical devices in the U.S., including labeling, advertising and record keeping. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products (including, without limitation, Trilucent(TM) Implant), as well as product recalls, both inside and outside of the U.S. could adversely affect the Company.

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

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION


Item 1.  Legal Proceedings

         On December 21, 1994, the Company filed suit against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortuous interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to Collagen's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declamatory relief. Howard Palefsky, the Company's Chairman of the Board and Chief Executive Officer, was personally named as an additional defendant to the Matrix defamation charge. In September 1995, Collagen filed an amended complaint naming two additional former employees, and alleging the acquisition of additional proprietary information obtained unlawfully. On November 3, 1995, those two additional former employees filed a cross-complaint against the Company and Mr. Palefsky, claiming damages for, among other things, libel, invasion of privacy and intentional infliction of emotional distress. Collagen and Matrix have been engaged in discovery since the filing of this lawsuit.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On February 9, 1996, both Becky Stirn, Vice President of Global Marketing Strategy, and Pierre Comte, Vice President and Chief Operating Officer of Trilucent(TM) Operations, were appointed officers of the corporation. Effective February 15, 1996, Carol Harner was appointed Vice President of Scientific Affairs.



Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

         Exhibit 10.67 (b) - Second Amendment, Third Amendment, Fourth Amendment, and Fifth Amendment dated June 30, 1995, September 30, 1995, December 26, 1995, and March 29, 1996, respectively, to Credit Agreement dated November 15, 1994, by and between the Bank of New York and the Registrant (such Credit Agreement previously filed as Exhibit
         10.67 with Registrant's Quarterly Report on Form 10-Q for the quarter-ended December 31, 1994).

         Exhibit 10.78 - Bonus Agreement between Howard D. Palefsky and the Registrant dated February 13, 1996.

         Exhibit 10.79 - Promissory Note between Howard D. Palefsky and the Registrant dated February 20, 1996.

         Exhibit 27 - Financial Data Schedule.



         B.  Reports on Form 8-K

         None

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS



Exhibit Number                        Description
- --------------                        -----------


Exhibit 10.67(b)                      Second Amendment, Third Amendment,
                                      Fourth Amendment, and Fifth Amendment
                                      dated June 30, 1995, September 30,
                                      1995, December 26, 1995, and March 29,
                                      1996, respectively, to Credit Agreement
                                      dated November 15, 1994, by and
                                      between the Bank of New York and the
                                      Registrant (such Credit Agreement
                                      previously filed as Exhibit 10.67 with
                                      Registrant's Quarterly Report on Form 10-
                                      Q for the quarter-ended December 31,
                                      1994).

Exhibit 10.78                         Bonus Agreement between Howard D.
                                      Palefsky and the Registrant dated
                                      February 13, 1996

Exhibit 10.79                         Promissory Note between Howard D.
                                      Palefsky and the Registrant dated
                                      February 20, 1996.

Exhibit 27                            Financial Data Schedule.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     COLLAGEN CORPORATION





Date:  May 9, 1996                                    /s/David Foster
                                                     ---------------------------
                                                     David Foster
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                     and Accounting Officer)