Form 10-K
period 1996-06-30
COLLAGEN CORP /DE
filed 1996-09-26
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended JUNE 30, 1996, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_________ to ___________

                         Commission file number: 0-10640

                              COLLAGEN CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               94-2300486
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation or                                     Identification No.)
        organization)

     2500 FABER PLACE, PALO ALTO, CA                                94303
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 6, 1996 , on the Nasdaq Stock Market, was approximately $128,272,131. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 6, 1996, Registrant had 8,690,110 shares of Common Stock outstanding.

Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference to Parts III and IV of this Form 10-K Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Collagen Corporation (the "Company") designs, develops, manufactures and markets on a worldwide basis high quality biocompatible products for the treatment of defective, diseased, traumatized or aging human tissues with the goal of superior physician and patient satisfaction for its products. The Company has grown by identifying medical applications for its technology, developing innovative products and building markets with respected healthcare professionals, either directly or with marketing and technology partners. The Company's core products are principally used in reconstructive and cosmetic applications, the treatment of stress urinary incontinence, and bone repair. The Company focuses on development of new products based upon biomaterials, especially collagen, for sale in human healthcare markets worldwide.

CORE TECHNOLOGY

         The foundation of the Company's current business is the collagen protein family, around which the Company has developed proprietary technology and patented materials, processes and uses. Collagen is a family of naturally occurring proteins that serve as the basic structural building blocks of the tissues found in skin, cartilage, bone, tendons, ligaments, arterial walls, nerve sheaths and other organs and tissues of the body. Collagen is present in all mammals in higher concentration than any other protein and is quite similar among species. There are at least fifteen types of collagen, the most common of which is the type primarily used in the Company's commercial products and products under development.

         The Company has developed proprietary processes to purify its bovine
(cow)-source collagen on a commercial scale and to manufacture "tissue-like" implants from the resulting materials. These proprietary processes alter the immunological profile of the bovine-source collagen, thus minimizing the potential for causing an allergic reaction. The result is a purified and sterilized fibrous collagen material that can be easily injected or implanted into the human body.

         The potential for causing an allergic reaction arising from the injection of bovine-source collagen is relatively low. Based on the Company's statistics, approximately 97% of men and women tested show no allergic reaction to a skin test and can be treated with the bovine-source collagen injection. The 3% that show an allergic reaction to the skin test display typical symptoms of hypersensitivity, which include redness, itchiness and swelling. An additional 1-2% of the people treated develop an allergic reaction after one or more injections.

         In August 1995, the Company added triglycerides as its second core technology when the Company entered into a stock purchase agreement with certain of the stockholders of LipoMatrix, Incorporated ("LipoMatrix"), a developer and manufacturer of the Trilucent(TM) breast implant ("Trilucent implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. The Company also entered into a stock purchase agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million. The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996.

         LipoMatrix is developing a proprietary family of biocompatible products. Trilucent implant, which is currently being sold in eight European countries, achieves biocompatibility by utilizing soybean oil, which has a long history of parenteral use in human beings as a filler. Since the neutral triglycerides of the soybean oil have the same radiodensity as human fat, Trilucent implant provides a radiolucency profile superior to that seen with saline and silicone filled implants, which may result in more meaningful mammograms to facilitate detection of breast cancer. Laminated into the implant shell is an electronic transponder, which will allow non-invasive implant identification. During fiscal 1997, the Company expects to introduce the Trilucent implant in additional countries and also begin an expanded United States clinical trial.

STRATEGY

         The Company's strategy consists of the following principal elements:

                  Expand Existing Medical Franchise. The Company has a 15-year involvement with the cosmetic procedure-oriented segments of the plastic surgery and dermatology markets. Medical procedures for aesthetics in those markets are generally paid for by the patient and therefore are not commonly subject to reimbursement constraints imposed by third party payors. The recently developed Trilucent implant is another example of a high value product for the cosmetic and reconstructive plastic surgery market. The Company's objectives include developing, in-licensing, and acquiring additional products related to this market.

                  Broaden Therapeutic Applications. The Company has developed innovative medical products that take advantage of the physical and biological properties of collagen, and has developed proprietary collagen technology platforms that could lead to new applications for product development. In addition, The Company has implemented an "affiliate" program to expand its new product development activities outside of the areas of its core competence, such as vascular stents and grafts, ophthalmology, and bioadhesives.

                  Enhance Biomaterials Technology. The Company has substantial research, pre-clinical, clinical and regulatory expertise in the development of collagen-based medical devices. The Company's current objectives include improving the clinical persistence of current collagen materials and reducing or eliminating allergic reactions arising from the bovine source of current collagen products.

         In order to facilitate the Company's overall strategy, during fiscal 1996 the Company reorganized its efforts into two operating divisions, the Aesthetic Technologies Group and the Collagen Technologies Group. The Aesthetic Technologies Group capitalized on the Company's long-time medical franchises in plastic surgery, dermatology and cosmetic medicine and focuses on cosmetic and reconstructive medical technology products. The Collagen Technologies Group, on the other hand, is focused on the development (by the Company and its affiliates) of products and businesses utilizing innovative collagen-based medical technologies. Where applicable, the following discussions will be distinguished along divisional lines.

PRODUCTS, MARKETS AND METHODS OF DISTRIBUTION

AESTHETIC TECHNOLOGIES GROUP:

         Aesthetic Technologies offers products for soft tissue augmentation, breast reconstruction and augmentation, and stress urinary incontinence. In the United States, the Company markets a line of injectable products (Zyderm(R) I implant, Zyderm(R) II implant and Zyplast(R) implant) for soft tissue augmentation of the face and will market a new product for deep facial wrinkles, SoftForm(TM) facial implant ("SoftForm implant"), in the second half of fiscal 1997. Internationally, the Company also markets its Zyderm and Zyplast injectable products for the face; the Trilucent implant for breast reconstruction, augmentation and replacement of previously implanted breast implants; and expects to market a new product for facial wrinkles, Hylaform(R) viscoelastic gel, in the second or third quarter of fiscal 1997. In addition, the Company's product for stress urinary incontinence,

Contigen(R) Bard collagen implant ("Contigen implant"), is currently marketed on a worldwide basis through its marketing partner, C.R. Bard ("Bard").

Cosmetic and Reconstructive Surgery

         Facial Implants. The Company has three principal products for the treatment of skin contour defects: Zyderm(R) I implant, Zyderm(R) II implant (collectively, "Zyderm implants"), and Zyplast(R) implant ("Zyplast implant"), a cross-linked collagen product. These products are sterile devices, composed of highly purified bovine dermal collagen, dispersed in a saline solution containing a small amount of lidocaine and packaged in a sterile syringe. They are injected with a fine gauge needle into depressed layers of skin to elevate the area to surface contour. Depending on the indication and the product (or product combination) used, most patients can achieve considerable correction in one treatment session. The implants take on the texture and appearance of normal host tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are often necessary after initial treatment, depending on the location and original cause of the skin deformity.

         In June 1996, the Company entered into a distribution agreement with Biomatrix, Inc. (of Ridgefield, New Jersey) to market a new injectable product, Hylaform(R) viscoelastic gel ("Hylaform gel") for facial wrinkles. The Company paid $5.0 million for these distribution rights. Hylaform gel has the potential to bring the clinical benefits of injectable therapy to a new group of patients
- - those desiring "same day" treatments (no prior test dose is necessary in the markets where the product is currently approved), as well as those who are sensitive to bovine collagen, and potentially giving doctors and patients a broader range of options to treat age-related wrinkles and scars. Biomatrix, Inc. received CE mark approval for Hylaform gel in December 1995, allowing this product to be marketed throughout Europe. The Company plans to begin marketing Hylaform gel in Western European countries in the second or third quarter in fiscal 1997. The Company holds exclusive marketing and distribution rights to Hylaform gel in the United States, Canada, Australia and selected additional markets, upon the United States Food and Drug Administration ("FDA") approval.

         Also in June 1996, the Company entered into an in-licensing agreement with Tissue Technologies, Inc. (of San Francisco, California) to market a new implant, SoftForm implant, for deep facial wrinkles. The SoftForm implant is tube-shaped and composed of expanded polytetrafluoroethylene ("ePTFE"). This product is designed to complement Zyderm and Zyplast implants as well as the Hylaform gel products by offering a sub-dermal (under the skin), persistent treatment to those patients with deep furrows. The SoftForm implant is expected to offer these patients a one-time surgical treatment with minimal healing time and if desired, is reversible. The product received marketing clearance from the FDA in April 1996 under a 510(k) application and is anticipated to be launched in the United States in the second half of fiscal 1997 (subject to supply of product from Tissue Technologies, Inc.), with subsequent launches internationally as regulatory approvals are obtained.

         The Company believes that opportunities exist in the market for its facial implants based on: 1) the growing market for aesthetic procedures among the "baby boomer" generation; 2) consistent overseas strength and further geographical expansion potential; 3) an expansion in the number of new technologies for facial rejuvenation potentially offering new features and benefits; and 4) the Company's increased focus on patient satisfaction. While not anticipated, factors such as negative publicity, adverse rulings by regulatory authorities or in connection with product liability lawsuits, introduction of competitive products by third parties or other loss of market acceptance for the Company's principal products may significantly and adversely affect the Company's business, financial condition and results of operations.

         Worldwide sales and worldwide unit sales of Zyderm and Zyplast implants increased 10% and 16%, respectively, in fiscal 1996 over fiscal 1995, compared to a 18% and 17% increase in fiscal 1995 over fiscal 1994. The United States sales of Zyderm and Zyplast implants, which represented approximately 46% of worldwide sales of Zyderm and Zyplast implants in fiscal 1996, increased 3% over fiscal 1995 sales, compared to a 12% increase in fiscal 1995 over fiscal 1994. Revenue growth in fiscal 1995 was due to unit growth, while revenues in fiscal 1994 were stimulated by a price increase. Unit sales of these implants in the United States increased 10% in fiscal 1996 over fiscal 1995, compared to a 5% increase in fiscal 1995 over 1994. International sales of Zyderm and Zyplast implants, which represented approximately 54% of worldwide sales of Zyderm and Zyplast implants in fiscal 1996, increased 16% over fiscal 1995 sales, compared to a 26% increase in fiscal 1995 over fiscal 1994. International unit sales of these implants increased 21% in fiscal 1996 over fiscal 1995, compared to a 29% increase in fiscal 1995 over fiscal 1994. The Company has expanded and intends to expand further its direct selling efforts in certain international markets. There can be no assurance that difficulties associated with a transition to direct marketing efforts will not have an adverse effect on the Company's results of operations.

         The Company markets its Zyderm and Zyplast implants directly to physicians in the United States, ten European countries, Canada, Australia and New Zealand. The Company markets its products through distributors in all other international markets. The Company has granted exclusive distribution rights for Zyderm and Zyplast implants in Japan. Over the past two years, the Company has appointed a number of new foreign distributors for its injectable collagen products. In the United States, the Company markets primarily to the aesthetically oriented dermatologists and plastic surgeons through a direct sales force. Approximately 4,000 dermatologists and plastic surgeons in the United States have purchased Zyderm and Zyplast implants from the Company in the past year.

         The Company utilizes a variety of methods to promote its aesthetic products to patients and physicians. To stimulate demand at the patient level, the Company conducts consumer marketing awareness programs, such as public relations events, health and beauty magazine advertising, direct mailing campaigns and patient seminars. The Company's marketing efforts to physicians consists of on-going training, education and promotional activities. Examples of physician marketing activities may include: in-office training and education, presence at medical meetings, and direct mail campaigns. The Company has emphasized physician education to ensure proper training in the use of its products and timely communication of clinical and product use information.

         The Company is committed to optimizing patient satisfaction through various marketing programs. Market research conducted during fiscal 1996, revealed that many patients were not receiving enough collagen material per treatment to provide for full correction and that existing, high prices for the product did not enable patients to purchase more. The introduction of larger syringe fill volumes offers more material with minimal increase in cost and injection time and an opportunity for more complete correction at only a slight increase in treatment cost. The Company benefits from this strategy due to increased patient satisfaction and because the marginal price charged for the incremental material, relative to the marginal cost of the material, economically favors the larger syringes. In addition to larger syringes, the United States has also introduced programs which further encourage more complete correction at the initial treatment and on an ongoing basis.

         Breast Implants. The patented Trilucent implant was developed by female radiologists seeking a breast implant which minimized the amount of breast tissue obscured by breast implants during mammography and was biocompatible in the event of a leak or rupture. Trilucent implant utilizes soybean oil, which has a long history of parenteral use in human beings as a filler. To aid in radiolucency, the neutral triglycerides of the soybean oil were selected to have the same radiodensity as human fat. Neither saline nor silicone-filled gel implants have this radiolucent profile. Mammography has been demonstrated to be important in the detection of early stage breast cancer. In 1992, the Company participated in the formation of LipoMatrix, the developer and manufacturer of the Trilucent implant. During fiscal 1996, the Company increased its ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis.

         By the end of fiscal 1996, Trilucent implant was being sold in eight European countries and clinical data had been gathered on more than 200 patients treated in Europe and over 70 patients in the United States and Canada. The Company recorded $2.4 million in sales from Trilucent implant during fiscal 1996. During fiscal 1997, the Company expects to introduce Trilucent implant in additional European countries and begin a pivotal United States clinical trial. Despite lack of FDA approval in the United States, consumer interest in the United States appears high, demonstrated by telephone inquiries from both physicians and interested consumers.

         Contigen Implant. According to the National Institutes of Health, more than ten million Americans suffer from urinary incontinence, or the involuntary loss of urine. While comprehensive data are not available as to the incidence of a form of stress urinary incontinence called intrinsic sphincter deficiency ("ISD"), the Company has estimated, based upon physician survey information, that as many as one million of these persons suffer from ISD, a poor or nonfunctioning bladder outlet mechanism that may be helped by a locally injected bulking agent. The Company and its marketing and distribution partner, C.R. Bard, Inc. ("Bard"), received approval from the FDA to produce and market Contigen implant in September 1993 for the treatment of ISD. ISD occurs among all demographic groups, but its incidence increases with age and is twice as high in women as men. Management and treatment alternatives have historically included absorbent products, behavior modification, medication and surgery. Contigen implant injections may improve stress incontinence caused by stretched pelvic muscles from childbirth, decreased tone in the pelvic muscles supporting the bladder (often associated with menopause and aging) and prostate surgery.

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

         Pursuant to the terms of an agreement between the Company and Bard, Bard purchases commercial products, including Contigen implant, developed under this agreement. In addition, the Company receives a percentage of Bard's direct sales to physician customers. Bard holds exclusive worldwide marketing and distribution rights to Contigen implant. Bard recently received reimbursement codes for Contigen implant in the United Kingdom, France and Japan, clearing the way for the product to be marketed in these countries. In the United States, Bard is working with the Association for People with Urinary Disease to inform incontinence suffers about the benefits of Contigen implant.

         The Company recorded approximately $6.2 million, $16.5 million, and $16.7 million of revenue from sales of Contigen implant in fiscal 1996, 1995 and 1994, respectively. Of such revenue, $.3 million, $13.4 million and $15.9 million was derived from sales of Contigen implant to Bard and $5.9 million, $3.1 million and $789,000 from Bard's direct sales to physicians in fiscal 1996, 1995 and 1994, respectively. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Sales").

         For the uncertainties or risk factors that exist surrounding the marketing and distribution of the Company's cosmetic and reconstructive products, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results of Operations".

COLLAGEN TECHNOLOGIES GROUP:

         Orthopedics. The Company and its orthopedic marketing partner, Zimmer, Inc. ("Zimmer"), a wholly-owned subsidiary of Bristol-Myers Squibb, received approval from FDA in May 1993 to produce and market Collagraft(R) bone graft matrix implant ("Collagraft implant"). Collagraft(R) bone graft matrix strip ("Collagraft strip"), a "premixed" formulation which is an early "ready-to-mix" Collagraft implant formulation, was subsequently approved in January 1994. Collagraft implant and Collagraft strip (collectively, "Collagraft bone graft products"), when used with autogenous bone marrow, is indicated for use in acute long bone fractures and traumatic osseous defects to provide a matrix for the repair process of bone. Bone graft substitute eliminates the need for patients to undergo a painful autograft bone grafting procedure, which involves harvesting patients' own bone from another site, and it prevents the transmission of human infectious agents and inconsistent results from allograft procedures (bone graft supplied through a bone bank). During surgery, Collagraft strip or Collagraft implant is mixed with the patient's own bone marrow and is placed into the fracture site providing a scaffolding around which new bone will grow. Medical conditions, which may require bone grafting, include acute long bone fractures and certain tumors and cysts.

         Collagraft bone graft products are a mixture of purified fibrillar collagen and hydroxyapatite/tricalcium phosphate ceramic ("HA/TCP") and are supplied sterile in both a strip form (premixed) and a ready-to-mix form. Hydroxyapatite is a substance which is biocompatible and is minimally resorbed. Tricalcium phosphate is radiopaque, biocompatible and biodegradable. Its degradation products can be reconstituted by the body to form new bone mineral allowing for bone deposition.

         An agreement between the Company and Zimmer provides for the development and distribution of collagen and other biologically-based products for orthopedic applications. The Company will manufacture approved products and sell them to Zimmer, which has exclusive marketing rights for Collagraft bone graft products in the United States and Asia. The Company holds marketing rights for Collagraft bone graft products in Europe, Canada, Africa and the Middle East. Collagraft bone graft products are currently sold only in the United States and the Company does not anticipate substantial sales outside the United States for the foreseeable future. Sales of Collagraft bone graft products to Zimmer in fiscal 1996, 1995 and 1994 totaled $3.1 million, $3.0 million and $2.7 million, respectively. Fiscal 1994 represented the first full year of sales for Collagraft bone graft products.

         For the uncertainties or risk factors that exist surrounding the marketing and distribution of Collagraft bone graft products, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Factors Affecting Future Results of Operations".

         Other Medical Products. During fiscal 1995, the Company expanded its product offerings to include a line of collagen-based materials for research applications and other custom needs. Sales of these products have not been material in fiscal 1996 or fiscal 1995.

COMPETITION

         The medical device industry is characterized by rapidly evolving technology and increasing competition under the recent changes in the health care environment. The Company faces competition in each of its target product markets.

         Zyderm and Zyplast implants. The Company faces direct and indirect competition for its products. Internationally, direct competitors in the injectable segment have included both approved and unapproved products primarily derived from collagen, hyaluronic acid and silicone. In the United States, direct competition is very small. Collagen believes it remains in the clear leadership position in the injectable segment in its markets. Indirect competitors to Zyderm and Zyplast implants include, among others, laser treatments, chemical peels, fat injections, dermabrasion, botox injections and face lifts. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. There can be no assurance that the Company will not face increased direct and indirect competition in the soft-tissue augmentation market.

         Trilucent implant. The principal competitors of Trilucent implant are saline implants worldwide, and silicone gel implants outside the United States The Company has identified Mentor Corporation and McGhan Medical Corporation, which market both saline implants and silicone gel implants, as being the Company's primary competitors for breast implants. These companies have greater resources than the Company and have substantially more experience in manufacturing and marketing in the breast implant market.

         Contigen implant. At the present time, autologous fat, silicon micro-implants and polytetrafluorethane (Teflon paste, or PTFE) are directly competing with Contigen implant for the treatment of stress incontinence due to ISD. Neither silicon micro-implants nor PTFE have been approved by the FDA for use in the United States. Other methods of treatment or amelioration of ISD may be considered competitive with Contigen implant. These include surgery, medication, absorbent products and behavior modification.

         Collagraft bone graft products. Bone graft substitutes currently are used in a small fraction of bone grafting procedures. The vast majority of bone grafting procedures currently use autograft (autologous bone) taken from the patient's own body and allograft (bone bank bone taken from deceased donors). Collagraft bone graft products belong to a new family of products called bone graft substitutes. The most direct competitor to Collagraft bone graft products is Pro-Osteon, a synthetic bone graft substitute made of a coral-like mineral. A less direct competitor to Collagraft bone graft products is an allograft bone product called Grafton, which is packaged in a syringe and marketed and priced like a bone graft substitute.

         In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in medical applications anticipated to be addressed by the Company's products, including Contigen implant and Collagraft bone graft products. Some of these companies and institutions may have substantially greater capital resources; research and development staffs and facilities; and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by the Company or that would render the Company's technology and products obsolete or non-competitive. There can be no assurance that such potential competition will not have an adverse effect on the future business or financial condition of the Company. Certain of the Company's collagen-based products, including the Zyderm implants, were manufactured and sold pursuant to an exclusive license from Stanford University under a United States patent, which expired in April 1993, covering the use of native, solubilized collagen for soft-tissue augmentation. The expiration of this patent may result in increased competition in the market for injectable collagen implants if or when other companies enter that market.

MANUFACTURING

         The Company manufactures its collagen-based products utilizing readily available chemicals and enzymes. The source of its collagen is bovine (cow) dermis. In an attempt to ensure that the hides are free from any herd-threatening disease such as Bovine Spongiform Encephalopathy ("BSE"), the hides are sourced from a closed herd, which requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinarian program. The Company obtains HA/TCP solely from Zimmer for the manufacture of Collagraft implant. The Company believes that the supply of raw materials and processing materials for its manufacturing operations is and will continue to be adequate for the foreseeable future and that such materials can be available from other sources.

         The Company's principal products have various refrigerated shelf lives of 30 to 36 months. The Company typically ships products to physicians as orders are received on an express delivery basis, and has no material backlog. It is the Company's policy to maintain levels of finished goods inventory adequate to allow for the expeditious handling of orders received. The Company believes its physician customers typically purchase products on an as-needed basis, while distributor customers purchase products based on inventory stocking levels.

         The Company manufactures its collagen-based products in its Fremont, California facility. While the Company has not experienced any disruptions in its manufacturing schedule during the last two fiscal years and does not anticipate any delays in the future, it is possible that the Company may experience disruptions in its manufacturing schedule as it continues to manufacture products in increasingly larger quantities and with new process improvements. The Company's manufacturing facilities are subject to regulatory requirements and periodic inspection by regulatory authorities, such as the FDA in the United States, and in countries such as the United Kingdom, outside the United States. In June 1995, the Company was inspected by TUV Product Services to ensure that the Company's products met the requirements of the European Medical Directive. After the completion of the inspection, the Company was certified to place the CE Mark on its product packages and to sell its products directly to physicians in most European countries.

         LipoMatrix produces the Trilucent implant in Neuchatel, Switzerland, where it maintains a facility with a quality system meeting the requirements of ISO9001 and EN46001 quality standards as certified by TUV and SQS Product Services in December 1994. Such certification ensures that the products conform to the essential requirements of the European Medical Directive and allows the CE marking to be placed on the product packages. LipoMatrix may experience disruptions in manufacturing as it manufactures increasingly larger quantities of products. In addition, it may experience a significant shortage of manufacturing capacity if its facility fails to operate as planned.

PRODUCT RESEARCH AND DEVELOPMENT

         The Company maintains an active program of technology and new product development. The Company intends to continue to devote a significant portion of revenues to research and product development activities throughout its product lines to generate significant returns to stockholders. Research and Development ("R & D") expenses for the Company totaled $12.2 million, $9.9 million and $9.4 million in fiscal 1996, 1995 and 1994, respectively. R & D expenses represented 18%, 14% and 15% of product sales for those years.

         The Company's focus has been in four major areas: 1) new injectable products and enhancements to existing products for the treatment of skin contour defects, 2) Trilucent implant an enhancements, 3) investment in affiliated companies working on a wide variety of medical indications, and 4) joint development programs focused on the orthopedics area.

         The soft tissue augmentation program has concentrated on improvements relating to two performance criteria-duration of treatment benefit and the elimination of local inflammatory reactions. The Company is exploring several formulations to improve persistence of its Zyderm and Zyplast implants and is also investigating human collagen as an alternative for the potential collagen patients who are allergic to bovine-based products or who elect to minimize this possibility of an allergic reaction to the product. Two potential sources of human collagen are being explored simultaneously: placental-sourced human collagen and recombinant human collagen through transgenic animals and yeast. The Company has an ongoing collaboration with IMEDEX, a subsidiary of Rhone-Poulenc S.A., to develop new products based on the use of human placental-collagen. In addition, the Company has made an equity investment in and is actively collaborating with Pharming, B.V. for the purpose of developing recombinant human collagen.

         As an enhancement to the Company's business in the area of cosmetic and reconstructive surgery, the Company has added LipoMatrix's breast implant, Trilucent implant, to its product line. Trilucent implants are designed and developed at Lipomatrix' Neuchatel, Switzerland facility in accordance with EN46001 and ISO9001 and other international standards, including risk analysis, technical files, validation and testing.

         As part of the Company's growing orthopedics business, the Company acquired approximately 12% of and entered into a collaborative product development agreement, related to developing resorbable or partially resorbable mechanical tissue-fixation devices for applications in orthopedic tissue repairs, with Innovasive Devices, Inc. during fiscal 1996. In addition, the Company is investigating the use of other collagen based biomaterials for use in a variety of orthopedic indications and continues to support its Collagraft bone graft products, which is being marketed and sold in the United States by Zimmer.

         With regards to investing in new ideas and products, the Company has an active program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology on select market segments, to bring products efficiently to market and to advance proprietary know-how at a rapid rate. However, there can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on such investments. The Company's affiliate investments consist of the following principal elements:

                  New Products in New Market Segments. In fiscal 1994, the Company, together with Target, and Celtrix Pharmaceuticals, Inc., formed Prograft Medical Inc. ("Prograft"). Prograft focuses on the development of proprietary vascular grafts, vascular stents and vascular stent-graft combinations, which may use certain of the Company's biomaterials, for use in the repair and replacement of diseased and damaged blood vessels. As of June 30, 1996, the Company held approximately 21% of the equity of, and has also entered into license and supply agreements with, Prograft. In fiscal 1994, the Company and its founder, Dr. Rodney Perkins, formed Cohesion Corporation (formerly Otogen Corporation), a start-up company which is currently developing surgical tissue adhesives for use in general surgical applications in such areas as plastic surgery, neurology, thoracic surgery and cardiology. In fiscal 1996, the Company increased its ownership position in Cohesion Corporation from approximately 40% to 81%. Cohesion Corporation anticipates that its lead product will begin clinical evaluation in the third or fourth quarter of fiscal 1997. In fiscal 1993, the Company participated in the formation of CollOptics, Inc. to develop collagen-based lenticules, which are custom-made contact lenses for refractive errors. The Company currently holds a 47% ownership interest in CollOptics, Inc.

                  Access to New Technology. In fiscal 1996, the Company has made an equity investment in and is actively collaborating with Pharming, B.V. for the purpose of developing recombinant human collagen. This technology could provide the Company with a source of recombinant human collagen that is chemically identical to native human collagen. The Company and Pharming, B.V. will attempt to produce collagen in the milk of dairy cattle.

         For the uncertainties or risk factors that exist with the Company's investments in affiliate companies, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results of Operations".

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company depends substantially upon its proprietary technological expertise in the extraction, purification, and formulation of collagen-based materials and other biomaterials into biomedical products. The Company seeks patents on inventions concerning novel manufacturing processes, composition of matter, and applications for its proprietary biomaterials. At present, the Company holds over 60 issued patents and numerous patent applications. The Company's subsidiary, LipoMatrix, also holds several issued patents and patent applications concerning

Trilucent implant. The Company's license from Stanford University under a United States patent covering the use of native, solubilized collagen for soft tissue augmentation, expired in April 1993.

         Patent-related litigation is an increasing risk in the medical device industry. There can be no assurance the Company will be successful in the future in obtaining patents or license rights, that patents will be issued for the Company's current patent applications, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will not be challenged by third parties, or that patents of others will not have an adverse effect on the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the manufacture, sale or use of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement.

         The Company relies upon trade secret protection for certain unpatented aspects of other proprietary technology. There is no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, others will not otherwise gain access to the Company's proprietary technology or disclose such technology, or the Company can meaningfully protect its trade secrets.

         The Company typically requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

         The Company holds several registered trademarks in the United States and a number of foreign countries and vigorously pursues the protection of its trademarks and service marks, whether registered or not.

GOVERNMENT REGULATION

         The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture, clinical research and sale of medical devices, including labeling, advertising and recordkeeping. The Company's primary products are classified as Class III medical devices, which require pre-market approval from the FDA. All of the Company's products described in "Products, Markets and Methods of Distribution," other than Trilucent implant and Hylaform gel, have been approved for sale in the United States. Biomatrix, Inc. submitted a Pre-Market Approval application in August 1995 for Hylaform gel and FDA approval of such product is currently pending. Medical products whose market applications have not yet been approved by the FDA may only be exported from the United States with the specific approval of the FDA. There can be no assurance that the FDA will choose to characterize future products as medical devices rather than drugs or biologics. Any such change in FDA characterization would potentially lengthen and increase the cost of the approval process.

         The Company's clinical research program has been and remains subject to the Investigational Device Exemption ("IDE") regulations of the FDA. These regulations govern many important aspects of the clinical investigation of medical products, including obtaining informed consent from clinical subjects, securing the approval of an Institutional Review Board and maintaining required documentation relating to the conduct of the investigational study. In addition, these regulations may require that the Company obtain approval from the FDA prior to the commencement of clinical investigations of new products or of expanded applications for commercially available products. The Company anticipates that during fiscal 1997 it will commence United States clinical trials for Trilucent implant pursuant to an FDA-approved IDE.

         Compliance with current Good Manufacturing Practices regulations is necessary to receive FDA approval to market new products and to continue to market current products. The Company's manufacturing, quality control and quality assurance procedures and documentation have been inspected and evaluated by the FDA on a periodic basis since February 1981.

         The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, including Trilucent implant, could adversely affect the Company, as could product recalls. In addition, there can be no assurance that the FDA will give approval to the Company to market its current products for broader or different applications, or that it will grant approval with respect to separate product applications which represent extensions of the basic collagen technology, or that existing approvals will not be withdrawn. Further, changes in governmental reimbursement systems, pursuant to which hospitals and physicians are reimbursed for medical procedures at a fixed rate according to diagnosis-related groups or other reimbursements, could have an economic impact on the purchase and use of medical devices. A material decrease in current reimbursement levels for treatment of ISD could have a material adverse effect on the Company's business.

         Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others.

EMPLOYEES

         As of September 1, 1996, the Company employed 379 employees, of which 53 were engaged in research and development, 125 were engaged in sales and marketing, 128 were involved in production and quality control, and 73 were engaged in finance and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company also has a Board of Scientific Advisors which currently consists of five scientists, each of whom is prominent in his field and serves as a professor at a major academic institution. The Company has a consulting agreement with each advisor which ranges from two to three years.

EXECUTIVE OFFICERS

         The Company has corporate officers that are not executive officers. As of September 13, 1996, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                                     OFFICER
       NAME             AGE                                 POSITION                                  SINCE
- ------------------------------------------------------------------------------------------------------------
Howard D. Palefsky      49    Chairman and Chief Executive Officer                                     1978
Gary S. Petersmeyer     49    President and Chief Operating Officer                                    1995
Deborah W. Berard       37    Vice President, Human Resources and Administrative Services              1991
Pierre Comte, Ph.D.     48    Vice President, Collagen Corporation and Chief Executive Officer,        1996
                              LipoMatrix subsidiary
David Foster            39    Vice President, Finance and MIS, and Chief Financial Officer             1990
Michael Levitt          45    Vice President, Operations                                               1994
Rebecca A. Stirn        43    Vice President, Global Marketing Strategy                                1996

         Mr. Palefsky joined the Company as President, Chief Executive Officer and Director in March 1978 and served in such capacities until February 1995, when he became the Chairman of the Board and Chief Executive Officer. From 1973 to March 1978, Mr. Palefsky was employed by Alza Corporation where his last position was Vice President, Marketing. Prior to 1973, Mr. Palefsky was employed by Whitehall Laboratories as Assistant to the President. Both Alza Corporation and Whitehall Laboratories are manufacturers of pharmaceutical products. Mr. Palefsky is also a director of Calgene, Inc., Innovasive Devices, Inc., and Target Therapeutics, Inc. In addition, he is a director of Cohesion Corporation, CollOptics, Inc. and Prograft Medical, Inc., each a privately held subsidiary of or company affiliated with the Company.

         Mr. Petersmeyer joined the Company as President, Chief Operating Officer and Director in February 1995. Prior to joining the Company, Mr. Petersmeyer was employed by Syntex Corporation, a manufacturer of pharmaceutical products, from 1991 to January 1995, where he served as Vice President of Managed Health Care from March 1993 to January 1995, as well as serving at various times as National Sales Director and Director of Corporate Development. From 1986 to 1990, he served as President and Chief Operating Officer of Beta Phase, Inc., a medical device manufacturer, and from 1982 to 1986 he was the Executive Vice President and General Manager, Ophthalmic Products Division, of CooperVision, Inc., a manufacturer and distributor of ophthalmic products. Mr. Petersmeyer is also a director of Cardiometrics, Inc.

         Ms. Berard joined the Company as a member of the Finance staff in February 1982 and served in various Human Resource positions. In 1991, Ms. Berard was promoted to Vice President, Human Resources and Administrative services.

         Dr. Comte joined the Company as Vice President of Collagen and Chief Executive Officer of LipoMatrix in February 1996. Prior to joining the Company, Dr. Comte was Chief Operating Officer of LipoMatrix from July 1995 to February 1996. From January 1988 to June 1995, Dr. Comte was employed by Sulzer A.G. (Winterthur, Switzerland), an international multi-Technology corporation. Dr. Comte served as the President of Sulzer Medica, Orthopedics Division from February 1991 to June 1995 and as the Managing Director of Intermedics, S.A., a subsidiary of Sulzer A.G., from January 1988 to January 1991. Prior to his employment with Sulzer A.G., Dr. Comte was the General Manager of Cicorel SA, a manufacturer of printed circuit boards, from October 1985 to December 1987. From October 1978 to September 1985, he was employed by the Institut Straumann A.G. "Synthes" (Waldenburg, Switzerland), a manufacturer of orthopedic implants, first as Project Manager, Neurostimulation Europe from October 1978 to April 1980 and as Head of Research and Development from May 1980 to September 1985.

         Mr. Foster joined the Company as Financial Analyst in November 1984 and served in various positions in the Company. In 1992, Mr. Foster was appointed Chief Financial Officer. From 1979 to 1984, Mr. Foster was employed by Brown, Vence and Associates, an energy and environmental consulting firm, as Engineering Project Manager. In addition, Mr. Foster serves on the board of directors of Pharming, B.V.

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

         Ms. Stirn joined the Company as Vice President, Global Marketing Strategy in January 1996. Prior to joining the Company, Ms. Stirn provided consulting services to the Company from March 1995 to December 1995. From January 1988 to February 1995, Ms. Stirn consulted and served on the board of directors for several non-profit institutions. From September 1986 to December 1987, Ms. Stirn served as Vice President of Marketing at CEMAX, Inc. CEMAX, Inc. pioneered the use of three-dimensional medical imaging and computer-aided design of custom implants. From June 1981 to October 1985, Ms. Stirn was employed by CooperVision, Inc., a manufacturer and distributor of ophthalmic products. While employed by CooperVision, Inc., Ms. Stirn served as Vice President of Marketing, Optics Division and in various other positions in the Marketing department.


ITEM 2.  PROPERTIES

         The Company's principal executive, marketing, and research activities are presently located in three buildings in Palo Alto, California. The Company has leased these buildings under various leases that expire between June 1999 and November 2004 and contain renewal options. The Company leases a total of approximately 77,000 square feet, of which the Company subleases 22,000 square feet to several of its affiliate companies. The Company's international facilities, which amount to approximately 20,000 square feet in total, are leased under various leases and contain renewal options.

         In 1989, the Company completed a sale-leaseback transaction relating to its 50,000 square feet manufacturing facility in Fremont, California. The facility lease term extends for fifteen years with four five-year renewal options. The Company commenced commercial manufacturing in this facility in November 1990. In addition, the Company leases approximately 11,000 square feet of warehouse space in Fremont, California.

         LipoMatrix's administrative, research and development, manufacturing and quality assurance functions are located in a 20,000 square foot facility in Neuchatel, Switzerland. The facility is leased under various leases, which expire between March 1997 and December 2005 and contain renewal options.

         The Company believes that its facilities are adequate to meet its requirements for at least the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims. While the outcome of such matters is currently not determinable, it is management's opinion that these matters, including the matters discussed below, will not have a material adverse effect on the Company's future consolidated financial position, results of operations or cash flows.

         The Company faces an inherent business risk of exposure to product liability claims alleging that the use of the Company's technology or products has resulted in adverse effects. Such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability claims and negative publicity. Furthermore, there can be no assurance that present insurance coverage will be adequate or that adequate insurance coverage will remain available at acceptable costs, if at all, or that a product liability claim or recall would not adversely affect the future business or financial condition of the Company. It is possible that adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products.

         In light of regulatory investigations surrounding product safety, the Company announced in September 1991 that it will indemnify physicians against damages and legal fees arising from lawsuits brought to a jury trial alleging a link between collagen injections and Polymyositis and Dermatomyositis. To date, there has not been any impact of this indemnification on the Company's results of operations. There can be no assurance, however, that any future such claims would not have a material adverse effect on the Company's operating results. Because the indemnification program has never been utilized, the Company may discontinue the program in the future.

         On December 21, 1994, the Company filed suit in Santa Clara County Superior Court against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortious interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to the Company's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declaratory relief. Howard Palefsky, Chairman of the Board and Chief Executive Officer of Collagen, was personally named as an additional defendant to the Matrix defamation charge. The Company intends to vigorously contest Matrix's charges. In September 1995, the Company filed an amended complaint naming two additional former employees, and alleging the acquisition of additional proprietary information obtained unlawfully. On November 3, 1995, those two additional former employees filed a cross-complaint against the Company and Mr. Palefsky, claiming damages for, among other things, libel, invasion of privacy and intentional infliction of emotional distress. The Company and Matrix have been engaged in discovery since the filing of this lawsuit.


ITEM 4.  RESULTS OF VOTES BY SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of Collagen Corporation during its fourth fiscal quarter ended June 30, 1996.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS



MARKET FOR COMMON STOCK

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CGEN. The following table presents the high and low sale prices for the Company's Common Stock for each fiscal quarter for the fiscal years ended June 30, 1996 and 1995, as reported by The Nasdaq Stock Market Summary of Activity(TM).

        Fiscal year ended June 30              1996                  1995
                                               ----                  ----
                    Quarter ended        High         Low      High         Low
                    -------------        ----         ---      ----         ---
                     September 30      $21.50      $15.00    $22.75      $17.25
                      December 31       21.25       17.00     24.00       19.25
                         March 31       23.50       19.25     28.25       21.50
                          June 30       22.75       18.75     22.50       15.00

HOLDERS OF RECORD

         At September 6, 1996 there were approximately 980 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company declared a cash dividend of $.10 per share on its common stock payable to stockholders of record on June 14, 1996, in addition to a $.075 per share dividend declared and paid earlier in fiscal 1996. In fiscal 1995, the Company declared a cash dividend of $.075 per share on its common stock payable to stockholders of record on June 15, 1995, in addition to a $.075 per share dividend declared and paid earlier in fiscal 1995. The Board of Directors expects to review the potential for future dividends semi-annually.

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

Years ended June 30,                                   1996(1)       1995(1)     1994(1)      1993(1)      1992(2)
- ------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

OPERATING RESULTS
Revenues                                             $  70,730       $72,560     $65,552      $49,743      $67,182
Research and development expenses                       12,170         9,943       9,366        8,767       12,023
Operating income (loss)                               (17,592) (4)    11,854       8,607      (3,859)      (6,294)
Gain from investments, net  (1)                         82,093         5,110          --       20,323        9,439
Income from continuing operations                       26,652         8,760       4,920        9,732        1,408
Net income                                              26,652         8,760       4,920        8,743        1,147
Income per share:

    Continuing operations                                 2.94           .93         .50          .95          .14
    Net income                                            2.94           .93         .50          .85          .11

FINANCIAL POSITION

Cash, cash equivalents and short-term                $  25,367      $  9,384     $12,736      $19,630      $44,686
investments

Total assets                                           163,007        76,906      74,505       76,206       95,479
Long-term obligations excluding minority interest              (3)                              8,784        1,786
                                                        31,118         9,972       9,507
Total stockholders' equity                             103,001        47,920      49,082       54,936       57,174
Book value per share at June 30                          11.74 (3)      5.31        5.21         5.64         5.71

ADDITIONAL INFORMATION
Repurchase of common stock                           $   5,510       $11,282     $13,847      $ 7,581      $    --
Sales per employee                                         185           225         195          157          131
Net income (loss) per employee                              72            28          15           28            2
Cash dividends declared per share                         .175           .15         .10           --           --
Return on sales                                            39%           12%          8%          18%           2%
Return on equity                                           26%           18%         10%          16%           2%
Shares used in calculating income (loss) per share

           information                                   9,075         9,460       9,896       10,267       10,232
Total employees                                            371           318         336          316          512

 (1) As a result of the sale of portions of the Company's shares of Target Therapeutics, Inc. ("Target"), the Company's ownership position in Target decreased to below 50% in December 1992. The first five months in fiscal 1996 and 1995, 1994 and 1993 financial information is presented with Target accounted for under the equity method. All previous years contain consolidated results of Target (see Notes 1 and 4 to the Consolidated Financial Statements). Gains from sales of portions of the Company's investment in Target contributed $85.8 million, $6.0 million, $20.3 million, and $10.2 million to fiscal 1996, 1995, 1993 and 1992 pre-tax earnings, respectively.

(2)  Includes consolidated results of Target.

(3) Includes effect of adopting Statement of Financial Accounting Standard No. 115 ("SFAS #115") due to change from equity basis of accounting to the cost method in fiscal 1996. The incremental book value per share as a result is approximately $3.94 and the incremental long-term obligations excluding minority interest is $23.9 million.

(4)  Includes in-process research and development charges of $17.8 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE COMPANY

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Factors That May Affect Future Results of Operations".

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


ACQUISITIONS AND INVESTMENTS

         On August 22, 1995, as part of the Company's strategy to expand its marketing franchise in aesthetic and reconstructive technology, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix, Incorporated ("LipoMatrix"), a developer and manufacturer of the Trilucent(TM) breast implant ("Trilucent implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. The Company also entered into a stock purchase agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million (See Note 6 to the Consolidated Financial Statements). The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996.

         In October 1995, the Company purchased approximately 844,000 shares of common stock or approximately 12% in Innovasive Devices, Inc. (of Marlborough, Massachusetts) and entered into a collaborative product development agreement with Innovasive Devices, Inc. ("Innovasive Devices"). The Company and Innovasive Devices are collaborating to develop certain resorbable or partially resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. Innovasive Devices is a company that develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine and arthroscopy segments of the orthopedic surgery market.

         Seeking to capitalize on recent technical successes in expressing recombinant collagen in mouse milk, in February 1996, the Company made an additional equity investment of approximately $4.5 million in Pharming, B.V. (of The Netherlands), bringing the Company's ownership percentage in Pharming, B.V. to approximately 12%. Pharming, B.V. is dedicated to the development and worldwide commercialization of human health care products produced in transgenic animals. Collagen and Pharming, B.V. will attempt to produce collagen in the milk of dairy cattle.

         The Company increased its ownership position in Cohesion Corporation (of Palo Alto, California) from approximately 40% to 81% on May 29, 1996. Cohesion Corporation is a privately-held company that is developing novel biomaterials with superior performance characteristics in the areas of tissue adhesives, hemostats, biosealants, and adhesion prevention. In connection with the Company's investment in Cohesion Corporation, $3.0 million was allocated to in-process research and development, which was expensed at the time of the investment. Cohesion Corporation anticipates that its lead product will begin clinical evaluation in the third or fourth quarter of fiscal 1997.

         On June 4, 1996, the Company entered into an in-licensing agreement with Tissue Technologies, Inc. (of San Francisco, California) to market a new implant for deep facial wrinkles.

The product had received marketing clearance from the United States Food and Drug Administration ("FDA") in April 1996 under a 510(K) application and is anticipated to be launched in the United States in the second half of fiscal 1997, with subsequent launches internationally as regulatory approvals are obtained.

         Additionally, on June 17, 1996, the Company entered into a distribution agreement with Biomatrix, Inc. (of Ridgefield, New Jersey) to market a new injectable product, Hylaform(R) viscoelastic gel for facial wrinkles. The Company paid $5.0 million for these distribution rights. Biomatrix, Inc. received CE mark approval for Hylaform(R) viscoelastic gel in December 1995, allowing this product to be marketed throughout Europe. The Company plans to begin marketing Hylaform(R) viscoelastic gel outside the United States in the second or third quarter in fiscal 1997.

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

                                                   Percent of Product Sales
                                                 ----------------------------
Years ended June 30,                               1996       1995      1994
- -----------------------------------------------------------------------------
Product sales                                       100%       100%      100%
Other revenue                                         3%         1%        2%
- -----------------------------------------------------------------------------
Costs and expenses:
     Cost of sales                                   28%        26%       29%
     Research and development                        18%        14%       15%
     Selling, general and administrative             57%        45%       44%
     Acquired in-process research  and
       development                                   26%        --        --
- -----------------------------------------------------------------------------
Income (loss) from operations                       (26)%       17%       13%
- -----------------------------------------------------------------------------

PRODUCT SALES. Product sales of $68.7 million in fiscal 1996 decreased $2.9 million or 4% versus fiscal 1995 sales of $71.6 million, which in turn increased $7.0 million or 11% over fiscal 1994 sales of $64.6 million. The $2.9 million decrease in fiscal 1996 over 1995 was primarily due to a decrease in shipments of Contigen(R) Bard(R) collagen implant ("Contigen implant"), partially offset by a $7.4 million increase in worldwide sales of plastic surgery and dermatological products. The $7.0 million increase in fiscal 1995 over 1994 was primarily due to growth in worldwide sales of plastic surgery and dermatological products.

       The table below outlines the two components of product sales for Contigen implant over the three year period.

Years ended June 30,                                          1996        1995        1994
- -------------------------------------------------------      -----       -----       -----
(In millions)
Shipments of Contigen implant to Bard                        $  .3       $13.4       $15.9
Income from Bard's direct sales to physician customers         5.9         3.1          .8
                                                             -----       -----       -----
                                                             $ 6.2       $16.5       $16.7
                                                             =====       =====       =====

         The Company did not record any income from Bard's direct sales to physician customers until fiscal 1994 as Bard's sales to customers commenced late in the second quarter of fiscal 1994. Fiscal 1995 sales to Bard represent minimum shipment levels made in accordance with an agreement between Bard and the Company. For fiscal 1996 there was no agreement for sales to Bard. At June 30, 1995, Bard had a significant inventory of these products and as a result, the Company made minimal shipments to Bard in fiscal 1996 as expected. Future income from shipments of Contigen(R) implant to Bard is expected to resume in the third or fourth quarter of fiscal 1997.

         Worldwide sales of the Company's other aesthetic and reconstructive products in fiscal 1996 were $58.9 million or 14% higher than fiscal 1995 sales of $51.5 million, compared to a 18% increase in fiscal 1995 over fiscal 1994 sales of $43.5 million. The increase in sales in fiscal 1996 was attributable in part to the launch of the Trilucent implant (a triglyceride-filled mammary implant) in Europe. The Company believes that the increase in sales in fiscal 1995 was due to a combination of a price increase and a growth in demand. International sales in dollars were impacted favorably by exchange rates by $457,000 in fiscal 1996 and $1.6 million in fiscal 1995. The Company anticipates continued growth in future worldwide product sales in dollars in these markets.

         Worldwide unit sales of the Company's other aesthetic and reconstructive products increased approximately 16% in fiscal 1996 over fiscal 1995 and 17% in fiscal 1995 over 1994. The Company believes the improved performance in both fiscal 1996 and 1995 was a result of strong distributor sales, especially in Japan, successful international marketing and public relations efforts by the Company's subsidiaries, the launch of new syringe configurations, and continued improving economic conditions in Europe. Domestically, implementation of United States marketing programs designed to both increase average treatment volume per patient and to attract and retain new and existing patients, have favorably impacted overall unit sales.

         Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") are for the treatment of acute long bone fractures and traumatic osseous defects. Sales of Collagraft implant and Collagraft strip to Zimmer, Inc. totaled $3.1 million, $3.0 million and $2.7 million in fiscal years 1996, 1995 and 1994, respectively. Fiscal 1994 represented the first full fiscal year of sales of Collagraft bone graft products.

         A number of uncertainties exist surrounding the marketing and distribution of Contigen implant and Collagraft bone graft products. The Company's primary means of distribution for these products is through third party firms, Bard, in the case of Contigen implant, and Zimmer, in the case of Collagraft bone graft products. The Company's business and financial results could be adversely affected in the event that either or both of these parties are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

OTHER REVENUE. Other revenue in fiscal years 1996, 1995 and 1994 consisted of milestone payments of $2.0 million, $1.0 million and $1.0 million, respectively, from Bard in accordance with an agreement between the Company and Bard. The final milestone payment of $2.0 million was paid to the Company on September 30, 1995.

COST OF SALES. Cost of sales as a percentage of product sales averaged 28%, 26% and 29% in fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1996 over 1995 in cost of sales as a percentage of product sales was primarily due to the inclusion of start up manufacturing costs of Trilucent implant, which continues to be launched in additional countries. Unit cost of manufacturing for collagen-based products was considerably higher in fiscal 1996 than in fiscal 1995 due to decreased production volumes, primarily of Contigen implant. The decrease in cost of sales as a percentage of product sales in fiscal 1995 over 1994 was primarily due to increased product revenues resulting from income received from Bard's direct sales of Contigen implant to physician customers as well as the favorable impact of foreign exchange rates on international product sales in fiscal 1995. Additionally, cost of sales reflected slightly lower unit costs due to increased production volumes in fiscal 1995 and 1994, primarily from Contigen implant.

         Due to the high fixed costs of the Company's manufacturing facility, unit cost of manufacturing is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is heavily dependent on production of Contigen implant. The Company anticipates that overall unit costs will be lower in fiscal 1997 compared to fiscal 1996 as a result of the expected resumption of Contigen implant shipments to Bard beginning in the third or fourth quarter of fiscal 1997 and the increased production volumes of Trilucent implant. In addition cost of sales as a percentage of sales is also contingent on the product mix of future sales for which demand and pricing characteristics may vary.

SG&A. Selling, general and administrative ("SG&A") expenses totaled $39.0 million in fiscal 1996, $32.2 million in fiscal 1995 and $28.6 million in fiscal 1994, representing 57%, 45%, and 44% of product sales, respectively. SG&A expenses increased by $6.8 million, or 21% in fiscal 1996 over fiscal 1995, primarily due to the operating results of LipoMatrix and amortization resulting from the acquisition of LipoMatrix. Additionally, higher United States advertising and public relation campaign expenses, costs of launching Trilucent implant in Europe, higher international spending related to an overall increase in sales and increased international infrastructure, contributed to this increase. The $3.5 million, or 12% increase in fiscal 1995 over fiscal 1994 was primarily due to higher international sales and marketing spending, including the unfavorable impact of foreign exchange rates. The Company expects SG&A expenses in fiscal 1997, both in absolute dollars and as a percentage of product sales, to be at levels higher than those of fiscal 1996, primarily due to the continued costs of launching Trilucent implant in additional countries.

R&D. R&D expenses, which include expenditures for regulatory compliance, were $12.2 million (18% of product sales) in fiscal 1996, $9.9 million (14% of product sales) in fiscal 1995, and $9.4 million (15% of product sales) in fiscal 1994. The increase in R&D spending in fiscal 1996 over 1995 was primarily attributable to R&D spending incurred by LipoMatrix, partially offset by completion of soft tissue programs and lower expenses related to ISO 9000 certification. The R&D spending increase in fiscal 1995 over fiscal 1994 was primarily attributable to advancements in soft tissue programs, including clinical trials for Zyplast(R) II Implant (a concentrated collagen material for soft tissue augmentation), which the Company decided to discontinue at the end of fiscal 1995. The Company expects internal R&D spending to increase significantly in fiscal 1997.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The charge for purchased in-process research and development ("in-process R&D") of $17.8 million in fiscal 1996 was due to the $14.8 million non-recurring charge related to the acquisition of LipoMatrix and the $3.0 million non-recurring charge related to the increase in ownership from approximately 40% to 81% in Cohesion Corporation.

OPERATING INCOME. Operating loss was $17.6 million in fiscal 1996, compared to operating income of $11.9 million in fiscal 1995 and operating income of $8.6 million in fiscal 1994. The loss in the fiscal 1996 was primarily due to the acquisition-related, non-recurring, in-process R&D charges of $17.8 million related to LipoMatrix and Cohesion Corporation. Excluding these acquisition related, non-recurring R&D charges, operating income would have been approximately $208,000 in fiscal 1996. Additionally, the decrease in operating income in fiscal 1996 was to a large extent due to the inclusion of the operating expenses of LipoMatrix subsequent to the acquisition in August 1995. The 38% increase in operating income in fiscal 1995 over 1994 was attributable primarily to improved sales of other aesthetic and reconstructive products, partially offset by increased SG&A expenses. The improvement in operating income in fiscal 1995 over 1994 was primarily the result of increased sales of Contigen implant and Collagraft bone graft products, as well as decreased SG&A expenses.

IMPACT OF FOREIGN EXCHANGE RATES. The impact of foreign exchange rates from fiscal 1995 to 1996 resulted in an increase in revenue of approximately $457,000 and an increase in operating expenses of approximately $440,000, resulting in a net increase in operating income of approximately $17,000 on equivalent local currency basis, compared to an increase in revenue of approximately $1.6 million and an increase in operating expenses of approximately $1.1 million, resulting in a net increase in operating income of approximately $500,000 from fiscal 1994 to fiscal 1995.

GAIN ON INVESTMENTS. In fiscal 1996, the Company recorded a net gain on investments of $82.1 million (pre-tax gain of approximately $86.1 million partially offset by the recording of investment reserves of an aggregate of $4.0 million to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary), resulting primarily from the sale of 1,792,000 shares of common stock of Target Therapeutics, Inc. ("Target"). In fiscal 1995, the Company sold 245,000 shares of common stock of Target for a pre-tax gain of approximately $6.0 million. In addition, the Company recorded an investment reserve of $925,000 to write-down the carrying value of certain equity investments due to a decline in value determined to be other than temporary. In fiscal 1994, the Company did not sell any shares of common stock of Target.

EQUITY IN EARNINGS/LOSSES OF AFFILIATE COMPANIES. Equity in earnings of Target was $1.4 million in fiscal 1996 compared to $2.4 million and $1.7 million in fiscal 1995 and 1994, respectively. Equity in Target's earnings decreased in 1996 over 1995 due to the Company's ownership percentage falling from approximately 29% at June 30, 1995 to approximately 11% at June 30, 1996. In December 1995, when the Company's ownership interest fell below 20%, the Company changed from the equity to the cost method of accounting for its investment in Target. Equity in Target's earnings increased in fiscal 1995 over 1994 due to increased earnings of Target, partially offset by the Company's reduced ownership interest resulting from the sale of Target shares.

         Equity in losses of other affiliate companies in fiscal 1996 was $2.3 million compared to $3.6 million in fiscal 1995 and $1.9 million in fiscal 1994. The decrease in equity in other affiliates' losses in fiscal 1996 over 1995 was primarily due to lower LipoMatrix equity losses as a result of the Company acquiring LipoMatrix in August 1995, partially offset by increased losses of other affiliates. Equity in affiliates' losses increased in fiscal 1995 over 1994 due to additional investments made in affiliate companies. The Company intends to continue to expand its new product development activities through more equity investments in or loans to affiliate companies during fiscal year 1997. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses which in turn will have an adverse effect on the Company's operating results. There can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on investment, or that the Company will not lose its entire investment.

INTEREST INCOME AND EXPENSE. Interest income was $1,145,000 in fiscal 1996, $487,000 in fiscal 1995 and $510,000 in fiscal 1994. The increase in fiscal 1996 over 1995 was primarily due to higher average short-term investment balances, resulting primarily from the sale of Target stock, and higher interest rates. The decrease in fiscal 1995 over fiscal 1994 was due to lower average investment balances, partially offset by higher interest rates.

         Interest expense of $296,00 in fiscal 1996 was related primarily to borrowings under the $15 million revolving credit facility and the $3.3 million credit facility (4.1 million Swiss Francs) established by LipoMatrix prior to its acquisition by the Company. (See Note 7 of the Consolidated Financial Statements.) Interest expense of $91,000 in fiscal 1995 was related primarily to the revolving credit facility.

INCOME TAXES. The Company's effective income tax rate was approximately 46% for fiscal 1996 (excluding the impact of the purchased in-process research and development charges for which no tax benefit is available) compared to 46% for fiscal 1995 and 44% for fiscal 1994. The 46% effective tax rate in fiscal 1996 was higher than the statutory rate due primarily to state taxes, consolidated losses in foreign subsidiaries and increased write-downs of certain equity investments for which no tax benefit is available currently. The increase in fiscal 1995 compared to fiscal 1994 is due primarily to increased non-deductible equity in losses of affiliates and investment reserves.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company's cash, cash equivalents and short-term investments were $25.4 million compared to $9.4 million at June 30, 1995. Net cash used in operating activities was $36.3 million for fiscal 1996, compared with $10.3 million of net cash provided by operating activities for fiscal 1995.

         For fiscal 1996, the $36.3 million of net cash used in operating activities was mainly attributable to $39.6 million of estimated tax payments made during the year, of which a significant portion was related to estimated taxes due on the sales of Target stock. Net cash provided by investing and financing activities of approximately $51.8 million was primarily due to a pre-tax gain of approximately $85.8 million ($97.5 million proceeds less cost basis of $11.7 million) from the sale of 1,792,000 shares of common stock of Target by the Company during fiscal 1996, $5.5 million received from credit facilities, and $1.0 million from the issuance of approximately 56,000 shares of the Company's common stock, partially offset by the net payments of approximately $21.7 million for the acquisition of LipoMatrix, payments of approximately $14.3 million for additional investments in and loans to affiliates, payments of approximately $5.5 million to repurchase 300,000 shares of the Company's common stock at an average acquisition price of approximately $18.00 per share, payment of $5.0 million made to Biomatrix for the distribution rights to market Hylaform viscoelastic gel, capital expenditures of approximately $2.6 million, net payments of $1.3 million made to increase the Company's ownership in Cohesion Corporation from 40% to approximately 81%, and the payments of aggregate cash dividends of approximately $1.3 million to the Company's stockholders in July 1995 and January 1996.

         For fiscal year 1995, the $10.3 million of cash provided by operating activities was offset by $11.3 million used to repurchase 562,500 shares of the Company's common stock at an average acquisition price of approximately $20 per share, $5.7 million of additional investments in and loans to affiliate companies and the payments of aggregate cash dividends of approximately $1.6 million to the Company's stockholders in July 1994 and January 1995.

         The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $12.0 million in fiscal 1997. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market and declared a dividend of ten cents per share for stockholders of record as of June 14, 1996.

         The Company's principal sources of liquidity include cash generated from operations, sales of Target stock, and its cash, cash equivalents and short-term investments. During the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings of Target's common stock. During fiscal 1995 and 1996, the Company sold an aggregate of 2,982,500 shares of Target common stock (adjusted for a two-for-one stock spilt) for an aggregate pre-tax gain of approximately $91.9 million ($105.8 million proceeds less cost basis of $13.9 million). The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994, which was subsequently increased to $15.0 million in December 1995. As of June 30, 1996, $10.0 million of this credit facility remained unused. Additionally, the Company has a $3.3 million (4.1 million Swiss Francs) credit facility that was established by LipoMatrix prior to the Company's acquisition of

LipoMatrix , of which $1.4 million (1.8 million Swiss Francs) remained unused as of June 30, 1996. The Company believes that these sources should be adequate to fund its anticipated cash needs through at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Reliance on Key Products. Sales of the Company's collagen-based injectable products, Zyderm I Collagen implant and Zyderm II Collagen implant (collectively, "Zyderm implant") and Zyplast implant, as well as Trilucent implant accounted for approximately 86% of consolidated product sales for the fiscal year ended June 30, 1996. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse publicity, adverse rulings by regulatory authorities, product liability lawsuits, introduction of competitive products by third parties or other loss of market acceptance for these principal products may significantly and adversely affect the Company's sales of these products, and as a result, also adversely affect the Company's business, financial condition and results of operations.

         Dependence on Marketing Partners and Third Party Distributors; Effect of Inventory Fluctuations. The Company has entered into certain exclusive arrangements with Bard for the marketing and distribution of the Company's Contigen implant product and with Zimmer for the marketing and distribution of the Collagraft bone graft products. As a result, the Company's revenues and earnings for these products depend substantially upon the continuing efforts of these marketing partners. The Company's business and financial condition could be adversely affected in the event that either or both of these parties do not effectively market the Company's products, accurately anticipate customer demand or effectively manage industry-wide pricing and cost-containment pressures in health care. The Company's revenues and earnings fluctuate based upon the levels of orders placed by these parties, which are in turn affected by the levels of sales by these distributors and the levels of their inventories. At June 30, 1995, Bard had a significant inventory of Contigen implant and as a result, took minimal shipments of such product during fiscal 1996. While future shipments to Bard are expected to resume during fiscal 1997, there can be no assurances that such actions will occur. The failure to resume shipments of Contigen implant to Bard during fiscal 1997 and any significant decrease in purchases of Collagraft bone graft products by Zimmer could have a material adverse effect on the Company's operating results.

         In addition, the Company depends upon third party distributors to market its other products in a number of international markets. Difficulties in the Company's relationship with these distributors and changes in distribution arrangements may adversely affect the Company's business, financial condition and results of operations.

         Governmental Regulation and Adverse Publicity. The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulation by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture, clinical research and sale of medical devices, including labeling, advertising and recordkeeping. The Company's primary products are classified as Class III medical devices, which require pre-market approval from the FDA. While the Company's other primary products have been approved for sale in the United States, Trilucent implant is currently in clinical trials in the United States and, accordingly, has not been approved for domestic commercial sale. Medical products whose market applications have not yet been approved by the FDA may only be exported with the specific approval of the FDA. There can be no assurance that the FDA will choose to characterize future products as medical devices rather than drugs or biologics. Any such change in FDA characterization would potentially lengthen and increase the cost of the approval process. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, seizure of products, operating restrictions, injunctions and criminal prosecution. In addition, government regulations may be established that could prevent or delay regulatory approval of the Company's products. Furthermore, compliance with current Good Manufacturing Practices regulations is necessary to receive FDA approval to market new products and to continue to market current products.

         The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, particularly with respect to Trilucent implant, could adversely affect the Company as could product recalls. In addition, there can be no assurance that the FDA will give approval to the Company to market its current products for broader or different applications, or that it will grant approval with respect to separate product applications which represent extensions of the Company's basic technology, or that existing approvals will not be withdrawn. Further, changes in governmental reimbursement systems, pursuant to which hospitals and physicians are reimbursed for medical procedures at a fixed rate according to diagnosis-related groups or other reimbursements, could have an economic impact on the purchase and use of medical devices. A material decrease in current reimbursement levels for Contigen Implant and its application in the treatment of intrinsic sphincter deficiency ("ISD") could have a material adverse effect on the Company's business, financial condition and results of operations.

         The collagen used in the Company's products is derived from cow hides. Bovine Spongiform Encephalopathy ("BSE") is a disease, initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. The disease has been reported in European countries with less than one percent of cattle being affected. The Company is not aware of any reports of BSE in United States cattle to date. Furthermore, United States cattle are not fed sheep-derived protein and the United States prohibits all importation of British cattle. All of the Company's injectable collagen products are currently derived from the hides of United States cattle. In response to the heightened awareness of BSE in Europe, the Company currently uses "closed herds" that are controlled as to lineage, feed, and separation from other animals. There can be no assurance that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect the Company's ability to manufacture, market or sell its products.

         In past years, the Company has been the subject of legislative and regulatory investigations relating to, among other things, the safety and efficacy of its injectable collagen products. There can be no assurance that legislative and regulatory investigations or negative publicity from such investigations or future investigations or from the news media will not result in a material adverse effect on the Company's business, financial condition or results of operations. In addition, significant negative publicity could result in an increased number of product liability claims.

         Risk of Investments in Affiliates. The Company has made significant equity and debt investments in affiliated companies that are involved in the development of complementary or related technologies or products, and the Company currently intends to continue to make significant additional investments from time to time in the future. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. As a result, the Company has recorded and expects to continue to record a share of the losses in such affiliates attributable to the Company's ownership, which losses have had and will continue to have an adverse effect on the Company's operating results. Furthermore, there can be no assurance that any investments in affiliates will result in any return nor as to the timing of such return, or that the Company will not lose its entire investment.

         Effect of Ownership Interest in Target. As of June 30, 1996, the Company owned approximately 1.6 million shares of Target Common Stock, representing approximately 11% of the outstanding shares of Target Common Stock valued at over $65 million (based on a market price of $41 per share on such date). The Company's earnings have been significantly favorably affected in recent periods by revenues resulting from the sale of portions of the Company's holdings in Target. The Company has engaged in regular open-market sales of its Target Common Stock and expects to continue such sales. The Company's ownership of Target may also be further reduced through additional equity offerings by Target that dilute the Company's ownership interest. The market price of Target's Common Stock is highly volatile and, as a medical device manufacture, Target is subject to a number of the same factors affecting its operations as the Company, as well as additional factors not applicable to the Company. Readers are encouraged to review Target's public filings for a detailed understanding of the nature of Target's business and the risk and uncertainties associated with it. Any significant downward fluctuation in the market price for Target Common Stock could adversely impact the Company's earnings (due to lower returns per share on sales of such stock) as well as the value of the Company's total assets as stated on its balance sheet (based on a lower carrying value for the Target investment, which as of June 30, 1996, represented approximately 40% of the value of the Company's total assets).

         Competition. The medical device industry is characterized by rapidly evolving technology and increasing competition. At the present time there is a commercial product in the United States that is directly competitive with Zyderm and Zyplast implants, the Company's collagen-based products for cosmetic and reconstructive surgery. This product is a gelatin-based (denatured collagen) product for soft tissue augmentation presently being marketed in the United States and Canada. The Company is also aware of one foreign company which is marketing internationally a the collagen-based material for soft tissue augmentation. In addition, several companies are engaged in research and development activities relating to the use of collagen and other biomaterials for the correction of soft tissue defects. The Company's injectable collagen products also compete in the dermatology and plastic surgery markets with substantially different alternative treatments, such as surgery and topical applications. In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in medical applications anticipated to be addressed by the Company's Contigen implant and Collagraft bone graft products. Furthermore, several companies market mammary implants that do or will compete with the Trilucent implant. Some of these companies and institutions may, and with respect to certain of the companies marketing products competitively Trilucent implant certainly do, have substantially greater capital resources; research and development staffs and facilities; and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of the Company. These companies and institutions may represent significant long-term competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by the Company or that would render the Company's technology and products obsolete or non-competitive. There can be no assurance that such potential competition will not have an adverse effect on the future business, financial condition or results of operations of the Company. Certain of the Company's collagen-based products, including the Zyderm implants, were manufactured and sold pursuant to an exclusive license from Stanford University under a United States patent, which expired in April 1993, covering the use of native, solubilized collagen for soft-tissue augmentation. The expiration of this patent may result in increased competition in the market for injectable collagen implants if and as other companies enter that market.

         Undeveloped and Uncertain Markets. Certain of the Company's products, including those marketed by its marketing partners, are intended for use in new markets the size of which are difficult to independently verify. In particular, the potential market for the Company's Contigen product is difficult to estimate because Contigen implant represents a relatively new method of treatment, and the Company believes that most sufferers of stress urinary incontinence do not seek medical treatment. Furthermore, Contigen implant is marketed to urologists, whom the Company believes generally are not the primary care physician for individuals seeking treatment for this disorder. Should the markets for such products be more limited than the Company or its marketing partners currently estimate, or should the Company, its distributors and/or its marketing partners fail to penetrate such markets to the extent anticipated, the Company may experience lower than anticipated revenues and a resulting adverse effect on its business, financial condition and results of operations.

         Patents and Proprietary Technology. The Company depends substantially upon its proprietary technological expertise in the extraction, purification, and formulation of collagen-based materials and other biomaterials into biomedical products. The Company seeks patents on inventions concerning novel manufacturing processes, compositions of matter, and applications for its proprietary biomaterials.

         Patent-related litigation is an increasing risk in the medical device industry. There can be no assurance the Company will be successful in the future in obtaining patents or license rights, that patents will be issued for the Company's current patent applications, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will not be challenged by third parties, or that patents of others will not have an adverse effect on the Company. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products, or design around any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the manufacture, sale or use of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement.

         Product Liability; Insurance. The Company is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims. While the outcome of such matters currently is not determinable it is management's opinion that these matters will not have a material adverse effect on the Company's future consolidated financial position and results of operations.

         The Company faces an inherent business risk of exposure to product liability claims alleging that the use of the Company's technology or products has resulted in adverse effects, particularly with respect to claims regarding Trilucent implant, which is sold in a medical field (breast reconstruction and augmentation) in which there have been sizable product liability claims. Such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability claims and attendant negative publicity. Furthermore, there can be no assurance that present insurance coverage will be adequate or that adequate insurance coverage will remain available at acceptable costs, if at all, or that a product liability claim or recall would not adversely affect the future business or financial condition of the Company. A successful claim brought against the Company for which coverage is denied or in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products.

         In light of regulatory investigations surrounding product safety, the Company announced in September 1991 that it would indemnify physicians against damages and legal fees arising from lawsuits brought to a jury trial alleging a link between the Company injections and Polymyositis and Dermatomyositis. To date, there has not been any impact of this indemnification on the Company's results of operations. There can be no assurance, however, that any future such claims would not have a material adverse effect on the Company's operating results. Because the indemnification program has never been utilized, the Company may discontinue the program in the future.

         Impact of Currency Fluctuations; Importance of Foreign Sales. Approximately 44% of the Company's revenues in fiscal year 1996 came from its international operations. Because international sales of the Company's products typically are denominated in local currencies, the Company's results of operations have been and are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States dollar. Although the effect of currency fluctuations on the Company's operating results were positive during fiscal 1996, there can be no assurance that the Company will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on the Company's operating results. Company's operations and financial results also may be significantly affected by other international factors, including changes in governmental regulations or import and export restrictions, and foreign economic and political conditions generally.

         Limited Diversity of Facilities. All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products and Trilucent implant are located in two primary facilities (one for collagen-based products and one for Trilucent implant), with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing facilities.

         Dependence on Key Personnel. The Company is dependent upon a limited number of key management and technical personnel, the loss of any one of which could have a material adverse effect on the Company's business. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel.

         Third-Party Reimbursement. Certain of the Company's products, including Contigen implant, the Collagraft bone graft products, and, in certain circumstances, Trilucent implant are purchased by hospitals or physicians, which, in the United States, then bill various third-party payors including Medicare, Medicaid and private insurers for the healthcare services provided to patients. Third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the reimbursement of treatments using the Company's products will not be subject to such challenges in the future.

         The foregoing factors are not meant to represent an exhaustive list of the risks and uncertainties attendant to the Company's business. Due to the factors noted above, as well as other factors that may affect the Company's operating results, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, such shortfalls until late in the fiscal quarter, or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
         Financial Statements:
              Consolidated Balance Sheets at June 30, 1996 and 1995                                        30
              Consolidated Statements of Income for the fiscal years ended June 30, 1996, 1995 and 1994    31

              Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1996,
              1995 and 1994                                                                                32
              Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1996, 1995 and
              1994                                                                                         33
              Notes to Consolidated Financial Statements                                                   34
              Report of Ernst & Young LLP, Independent Auditors                                            47
              Supplementary Quarterly Consolidated Financial Data (Unaudited)                              48

         Financial Statement Schedule:
         For the years ended June 30, 1996, 1995 and 1994:

              Schedule II - Valuation and Qualifying Accounts                                              49

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable

CONSOLIDATED BALANCE SHEETS

Years ended June 30,                                                          1996           1995
- ----------------------------------------------------------------------------------------------------
(In thousands, except share and per share amounts)
ASSETS
    Current assets:
      Cash and cash equivalents                                           $  21,676        $   6,155
      Short-term investments                                                  3,691            3,229
      Accounts receivable, less allowance for doubtful accounts
         ($375 in 1996 and $383 in 1995)                                      9,508           13,402
      Inventories                                                             9,563            5,056
      Other current assets                                                   11,496            5,568
                                                                          ---------        ---------
               Total current assets                                          55,934           33,410

    Property and equipment, net                                              15,147           16,506
    Intangible assets, net                                                    7,231            2,727
    Purchased intangibles and goodwill, net                                   7,593               --
    Investment in Target Therapeutics, Inc.                                  65,841           17,570
    Loans to officers and employees                                           2,024              759
    Other investments and assets                                              9,237            5,934
                                                                          ---------        ---------
                                                                          $ 163,007        $  76,906
                                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                    $   3,824        $   2,250
      Accrued compensation                                                    2,387            2,908
      Accrued liabilities                                                     9,482            7,954
      Income taxes payable                                                    7,588            5,902
      Notes payable                                                           5,079               --
                                                                          ---------        ---------
               Total current liabilities                                     28,360           19,014
    Long-term liabilities:
      Deferred income taxes                                                  27,674            8,478
      Other long-term liabilities                                             3,444            1,494
                                                                          ---------        ---------
               Total long-term liabilities                                   31,118            9,972
    Commitments and contingencies
    Minority interest                                                           528               --
    Stockholders' equity:
      Preferred stock, $.01 par value, authorized: 5,000,000
         shares;  none issued or outstanding                                     --               --
      Common shares, $.01 par value, authorized: 28,950,000 shares, issued: 10,575,614 shares (10,519,632 shares in 1995),
         outstanding: 8,775,614 shares (9,019,632 shares in 1995)               106              106
      Additional paid-in capital                                             64,844           63,855
      Retained earnings                                                      42,378           17,273
      Cumulative translation adjustment                                        (656)            (604)
      Unrealized gain on available-for-sale investments (1)                  34,549               --
      Treasury stock, 1,800,000 shares in 1996 (1,500,000 shares
         in 1995)                                                           (38,220)         (32,710)
                                                                          ---------        ---------
               Total stockholders' equity                                   103,001           47,920
                                                                          ---------        ---------
                                                                          $ 163,007        $  76,906
                                                                          =========        =========

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30,                                                     1996            1995            1994
- ----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:
   Product sales                                                        $ 68,730        $ 71,560        $ 64,552
   Other                                                                   2,000           1,000           1,000
                                                                        --------        --------        --------
                                                                          70,730          72,560          65,552
                                                                        --------        --------        --------
Costs and expenses:
   Cost of sales                                                          19,312          18,584          18,940
   Selling, general and administrative                                    39,040          32,179          28,639
   Research and development                                               12,170           9,943           9,366
   Purchased in-process research and development                          17,800              --              --
                                                                        --------        --------        --------
                                                                          88,322          60,706          56,945
                                                                        --------        --------        --------
Income (loss) from operations                                            (17,592)         11,854           8,607
Other income (expense):
   Net gain on investments, principally Target Therapeutics, Inc.         82,093           5,110              --
   Equity in earnings of Target Therapeutics, Inc.                         1,430           2,417           1,675
   Equity in losses of other affiliates                                   (2,325)         (3,577)         (1,944)
   Interest income                                                         1,145             487             510
   Interest expense                                                         (296)            (91)             --
                                                                        --------        --------        --------
Income before income taxes and minority interest                          64,455          16,200           8,848
Provision for income taxes                                                37,985           7,440           3,928
Minority interest                                                           (182)             --              --
                                                                        --------        --------        --------
Net income                                                              $ 26,652        $  8,760        $  4,920
                                                                        ========        ========        ========
Net income per share                                                    $   2.94        $    .93        $    .50
                                                                        ========        ========        ========
Shares used in calculating per share information                           9,075           9,460           9,896
                                                                        ========        ========        ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Unrealized                 Total
                                                      Additional               Cumulative     Gain on                   Stock-
 Years ended                               Common      Paid-In    Retained     Translation   Available                 holders'
 June 30, 1996, 1995 & 1994                 Stock      Capital    Earnings     Adjustment     for Sale    Treasury      Equity
                                                                                             Investment     Stock
- ------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
BALANCE AT JUNE 30, 1993                  $     101   $  56,925   $   5,905    $    (414)   $      --   $  (7,581)      54,936
Sale of common stock under options
   and employee stock purchase plan               3       2,909          --           --           --          --        2,912
Tax benefit relating to stock options            --       1,338          --           --           --          --        1,338
Foreign currency translation adjustment          --          --          --         (234)          --          --         (234)
Dividends declared ($.10 per share)              --          --        (943)          --           --          --         (943)
Treasury stock purchased                         --          --          --           --           --     (13,847)     (13,847)
Net income                                       --          --       4,920           --           --          --        4,920
                                          ---------   ---------   ---------    ---------     --------    --------      -------
BALANCE AT JUNE 30, 1994                        104      61,172       9,882         (648)          --     (21,428)      49,082

Sale of common stock under options
   and employee stock purchase plan               2       2,300          --           --           --          --        2,302
Tax benefit relating to stock options            --         383          --           --           --          --          383
Foreign currency translation adjustment          --          --          --           44           --          --           44
Dividends declared ($.15 per share)              --          --      (1,369)          --           --          --       (1,369)
Treasury stock purchased                         --          --          --           --           --     (11,282)     (11,282)
Net income                                       --          --       8,760           --           --          --        8,760
                                          ---------   ---------   ---------    ---------     --------    --------      -------
 BALANCE AT JUNE 30, 1995                       106      63,855      17,273         (604)          --     (32,710)      47,920

Sale of common stock under options
   and employee stock purchase plan              --         963          --           --           --          --          963
Tax benefit relating to stock options            --          26          --           --           --          --           26
Foreign currency translation adjustment          --          --          --          (52)          --          --          (52)
Dividends declared ($.175 per share)             --          --      (1,547)          --           --          --       (1,547)
Treasury stock purchased                         --          --          --           --           --      (5,510)      (5,510)
Unrealized gain on available-for-sale
securities                                       --          --          --           --       34,549          --       34,549
Net income                                       --          --      26,652           --           --          --       26,652
                                          ---------   ---------   ---------    ---------    ---------   ---------    ---------
BALANCE AT JUNE 30, 1996                  $     106   $  64,844   $  42,378    $    (656)   $  34,549   $ (38,220)   $ 103,001
                                          =========   =========   =========    =========    =========   =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended June 30,                                                   1996           1995           1994
- ------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash flows from operating activities:
   Net income                                                       $ 26,652        $  8,760        $  4,920
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Purchased in-process research and development                   17,800              --              --
      Depreciation and amortization                                    6,378           4,368           3,909
      Equity in losses of affiliates                                     895           1,160             269
      Gain on investments, net                                       (82,093)         (5,110)             --
      Deferred income taxes                                           (6,660)            238             553
      Tax benefits relating to stock options                              26             383           1,338
      Decrease (increase) in assets:
       Accounts receivable                                             4,033          (1,161)         (2,968)
       Inventories                                                    (4,150)         (1,195)            306
       Other                                                          (1,828)           (737)             16
      Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other                   874           1,709             764
       Income taxes payable                                            1,686           1,651           1,720
       Other long-term liabilities                                       137             224            (126)
                                                                    --------        --------        --------
      Total adjustments                                              (62,902)          1,530           5,781
                                                                    --------        --------        --------
    Net cash provided by (used in) operating activities              (36,250)         10,290          10,701
                                                                    --------        --------        --------
Cash flows from investing activities:
   Net proceeds from sales of Target Therapeutics, Inc. stock         97,496           8,379              --
   Net proceeds from sale of other affiliate stock                     1,447              --              --
   Proceeds from sales & maturities of short-term investments          4,043           7,366          15,331
   Purchases of short-term investments                                (4,505)         (3,126)        (12,362)
   Expenditures for property and equipment                            (2,559)         (4,385)         (4,011)
   Increase in intangible and other assets                            (6,807)         (1,385)           (269)
   Equity investments and loans to affiliates                        (14,337)         (5,737)         (2,378)
   Acquisition of LipoMatrix, Inc., net of cash balances             (21,709)             --              --
   Accrued purchase consideration and other costs of
    acquisition of LipoMatrix                                            385              --              --
   Acquisition of Cohesion Corporation, net of cash balances          (1,256)             --              --
                                                                    --------        --------        --------
    Net cash provided by (used in) investing activities               52,198           1,112          (3,689)
                                                                    --------        --------        --------
Cash flows from financing activities:
   Repurchase of common stock                                         (5,510)        (11,282)        (13,847)
   Net proceeds from issuance of common stock                            963           2,302           2,910
   Cash dividends paid                                                (1,340)         (1,636)             --
   Proceeds from bank borrowings                                       5,460              --              --
                                                                    --------        --------        --------
    Net cash used in financing activities                               (427)        (10,616)        (10,937)
                                                                    --------        --------        --------
Net increase (decrease) in cash and cash equivalents                  15,521             786          (3,925)
Cash and cash equivalents at beginning of period                       6,155           5,369           9,294
                                                                    --------        --------        --------
Cash and cash equivalents at end of period                          $ 21,676        $  6,155        $  5,369
                                                                    ========        ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Collagen Corporation (the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing and sale of medical devices. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method.

         Investments in companies in which the Company has less than a 20% interest are carried at cost or estimated realizable value, if less. In fiscal 1996 and 1995, investments were written down by $4.0 million and $925,000, respectively, to estimated net realizable value. (See Notes 4, 5 and 6).

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Short-term investments consist principally of bankers acceptances, commercial paper and master notes and have maturities greater than 90 days, but not exceeding one year.

         The Company invests its excess cash in deposits with major banks and in money market securities of companies with strong credit ratings and from a variety of industries. These securities are typically short-term in nature and, therefore, bear minimal risk. The Company has not experienced any losses on its money market investments.

         The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial at June 30, 1996 and 1995. Available-for-sale equity securities, which includes holdings in Target Therapeutics, Inc., are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale debt securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment which is stated at cost are provided on the straight-line method over estimated useful lives as follows:

                           Machinery and equipment                  5 - 10 years
                           Leasehold improvements                  Term of lease

INTANGIBLE ASSETS

         Intangible assets are amortized using the straight-line method. Patents are amortized over a seventeen-year period beginning with the effective date or over the remainder of such period from the date acquired. Trademarks are amortized over a twenty-year period beginning with the trademark filing dates. Purchased product distribution rights are amortized over their estimated useful lives (generally five years).

PURCHASED INTANGIBLES AND GOODWILL

         The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over a period not exceeding seven years. The cost of identified intangibles is generally amortized on a straight-line basis over a period of seven years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment.

         In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS #121"). Adoption of SFAS#121 in fiscal 1997 is not expected to have a material impact on the Company's financial position or results of operations.

LOANS TO OFFICERS AND EMPLOYEES

         Principal plus accrued interest due from current and former employees totaled approximately $378,000 and $267,000 at June 30, 1996 and 1995, respectively, and principal plus accrued interest due from officers totaled approximately $1,646,000 and $492,000 at June 30, 1996 and 1995, respectively.

         Included within the amounts due from officers at June 30, 1996 is $450,000 of promissory notes secured by shares of the Company's stock and repayable five years from the date of issuance and an unsecured promissory note of $1,080,000, due from the Company's Chairman and Chief Executive Officer. The $1,080,000 note is repayable at any time and payable immediately upon the termination of his employment with the Company. All such notes are subject to interest at the lower of 10% per annum or the prime rate.

REVENUE RECOGNITION

         Revenue from product sales is recognized at time of shipment, net of allowances for estimated future returns.

CONCENTRATION OF CREDIT RISK

         The Company sells its plastic surgery and dermatological products primarily to physicians and pharmacies in North America, Europe and the Pacific Rim. The Company sells Contigen(R) Bard collagen implant ("Contigen implant") to C.R. Bard, Inc. ("Bard"), its marketing partner for Contigen implant, and Collagraft(R) bone graft matrix implant and Collagraft(R) bone graft matrix strip to Zimmer, Inc., the Company's marketing partner for Collagraft(R) bone graft products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

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

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Total advertising expense was $1,036,000 and $840,000 for 1996 and 1995, respectively, and was not material for fiscal 1994.

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

         Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1996 and June 30, 1995, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $14.5 million and $10.4 million at June 30, 1996 and June 30, 1995, respectively.

2.     BALANCE SHEET INFORMATION

Years ended June 30,                                                       1996            1995
- --------------------------------------------------------------------------------------------------
(In thousands)
Inventories:
    Raw materials                                                       $  1,148        $    684
    Work-in-process                                                        3,630           1,845
    Finished goods                                                         4,785           2,527
                                                                        --------        --------
                                                                        $  9,563        $  5,056
                                                                        ========        ========
Other current assets:
    Deferred taxes                                                      $  5,104        $  3,142
    Other                                                                  6,392           2,426
                                                                        --------        --------
                                                                        $ 11,496        $  5,568
                                                                        ========        ========
Property and equipment:
    Machinery and equipment                                             $ 32,107        $ 24,095
    Leasehold improvements                                                 6,862          11,937
                                                                        --------        --------
                                                                          38,969          36,032
    Less accumulated depreciation and
    amortization                                                         (23,822)        (19,526)
                                                                        --------        --------
                                                                        $ 15,147        $ 16,506
                                                                        ========        ========
Intangible assets:
    Patents, trademarks and distribution rights                         $  8,802        $  3,630
    Organization costs*                                                    1,892           1,887
                                                                        --------        --------
                                                                          10,694           5,517
    Less amortization                                                     (3,463)         (2,790)
                                                                        --------        --------
                                                                        $  7,231        $  2,727
                                                                        ========        ========
Accrued liabilities:
    Dividends payable                                                   $    883        $    676
    Treasury stock payable                                                   976              --
    Other accrued liabilities                                              7,623           7,278
                                                                        ========        ========
                                                                        $ 9 ,482        $  7,954
                                                                        ========        ========

* Organization costs are primarily related to the formation of Collagen International, Inc. and are fully amortized as of June 30, 1996.

3.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The following is a summary of available-for-sale securities (other than Target Therapeutics, Inc. stock):

   AMORTIZED COST WHICH APPROXIMATES ESTIMATED FAIR VALUE
   Years ended June 30,                                    1996            1995
   -----------------------------------------------------------------------------
   (In thousands)
   Cash Equivalents:
       Money market funds                                $ 3,693         $   519
       Corporate obligations                               8,836           1,638
       United States Government obligations                1,988              --
                                                         -------         -------
                                                         $14,517         $ 2,157
                                                         =======         =======
   Short-term investments:
       Municipal obligations                             $    --         $   972
       Corporate obligations                               3,691           2,257
                                                         -------         -------
                                                         $ 3,691         $ 3,229
                                                         =======         =======

         During the years ended June 30, 1996 and 1995, the Company sold available-for-sale investments with a fair value at the dates of sale of $4.0 million and $7.3 million, respectively. Both gross realized and unrealized gains and losses on these securities were insignificant. The Company uses amortized cost as the basis for recording gains and losses from securities transactions. Contractual maturities of the debt securities do not exceed one year at June 30, 1996.

4.   INVESTMENT IN TARGET THERAPEUTICS, INC. ("TARGET")

         The Company's investment in Target was accounted for under the equity method through November 1995. During December 1995, the Company's interest in Target fell below 20%. Given that the Company does not have the ability to exercise significant influence, the Company began accounting for its investment in Target under the cost method beginning in December 1995. In fiscal 1996, the Company sold 1,792,000 shares of Target common stock for a pre-tax gain of approximately $85.8 million and in fiscal 1995, the Company sold 245,000 shares of Target common stock for a pre-tax gain of approximately $6.0 million. The Company's ownership position in Target as of June 30, 1996 was approximately 11%.

Condensed financial information for Target is shown below:

BALANCE SHEET INFORMATION
As of June 30,                                                             1995
- --------------------------------------------------------------------------------
(In thousands)
Current assets                                                           $58,002
Property and equipment                                                     7,704
Other                                                                      6,484
                                                                         -------
Total assets                                                             $72,190
                                                                         =======
Current liabilities                                                      $11,110
Long-term liabilities                                                        107
Stockholders' equity                                                      60,973
                                                                         -------
Total liabilities and stockholders' equity                               $72,190
                                                                         =======
Collagen Corporation's share of net assets                               $17,570
                                                                         =======

   STATEMENT OF INCOME INFORMATION
   Years ended June 30,                               1995               1994
   -----------------------------------------------------------------------------
   (In thousands)
   Net sales                                       $ 50,937            $ 38,275
   Costs and expenses                               (42,058)            (32,260)
   Interest and other income                          2,081               1,894
                                                   --------            --------
   Income before income taxes                        10,960               7,909
   Provision for income taxes                        (3,097)             (2,780)
                                                   --------            --------
   Net income                                      $  7,863            $  5,129
                                                   ========            ========

         Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at June 30, 1996 was $41 per share. The Company held 1,605,888 shares of Target's common stock at June 30, 1996.

         At June 30, 1996, the Company's shares of Target common stock are classified as available-for-sale and have been recorded at the estimated fair value of $65.8 million. The $58.4 million unrealized gain ($65.8 million estimated fair value less $7.4 million cost) on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax. As of August 2, 1996, Target's closing stock price was $33 ae per share, resulting in a decrease of $11.6 million in the estimated fair value of the Company's holdings in Target Therapeutics, Inc.

5.   INVESTMENT IN INNOVASIVE DEVICES, INC.

         In October 1995, the Company purchased approximately 844,000 shares of common stock or approximately 12% in Innovasive Devices, Inc. (of Hopkington, Massachusetts) and entered into a collaborative product development agreement with Innovasive Devices, Inc. ("Innovasive Devices"). The Company and Innovasive Devices are collaborating to develop certain resorbable or partially resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. Innovasive Devices is a company that develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine.

         Innovasive Devices completed a public offering of its securities in June 1996. At June 30, 1996, Innovasive Devices' closing price on the Nasdaq Stock Market was $10 per share. Due to restrictions which prevent the sale of any of the Company's shares of Innovasive Devices until October 1997, this investment is valued at cost of $4,064,000 at June 30, 1996.

6.   AQUISITIONS

LipoMatrix

         LipoMatrix, Incorporated ("LipoMatrix") is the developer and manufacturer of the Trilucent(TM) breast implant, which is the first commercially available triglyceride-filled mammary implant in the world. In fiscal 1996, the Company introduced the Trilucent implant in most countries of Western Europe.

         On August 22, 1995, as part of the Company's strategy to expand in its marketing franchise in aesthetic and reconstructive products, the Company entered into a stock purchase agreement ("Agreement") with certain of the stockholders of LipoMatrix to purchase approximately 50% of its outstanding securities on a fully diluted basis. The Company also entered into a stock purchase agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities of LipoMatrix on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis.

         The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million, consisting of payments to LipoMatrix shareholders, the balance of the Company's investment in LipoMatrix at the date of purchase, direct costs and the assumption of LipoMatrix' net liabilities of $926,000. The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996 at which time aggregate cash payments of approximately $20.1 million were made by the Company to the selling LipoMatrix stockholders, as well as certain of LipoMatrix's current and former employees.

         The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition. Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. The amount allocated to in-process research and development was expensed at the time of the acquisition. The Company's results of operations for fiscal 1996, include LipoMatrix' results from August 22, 1995, through June 30, 1996.

         The unaudited pro forma results of operations of the Company for fiscal years 1996 and 1995, respectively, assuming the acquisition of LipoMatrix occurred on July 1, 1993, on the basis described above with all material intercompany transactions eliminated, are as follows:

Years ended June 30,                                   1996                1995
- --------------------------------------------------------------------------------
(In thousands, except income per share)
Total revenues                                       $70,745             $72,560
Net income                                            40,436               3,054
Net income per share                                    4.46                 .32

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

Cohesion Corporation

         The Company increased its ownership position in Cohesion Corporation (of Palo Alto, California) from 40% to approximately 81% on May 29, 1996. Cohesion Corporation is a privately-held company that is developing novel biomaterials with superior performance characteristics in the areas of tissue adhesives, hemostats, biosealants, and adhesion prevention. In connection with the Company's investment in Cohesion Corporation, $3.0 million was allocated to in-process research and development, which was expensed at the time of the investment and $2.5 million was allocated to tangible assets. Cohesion Corporation anticipates that its lead product will begin clinical evaluation in the third or fourth quarter of fiscal 1997.

         The Company determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology.

         Proforma information related to the purchase acquisition of Cohesion Corporation has not been presented as the results of operations of Cohesion are not material to the Company's operating results.

7.     COMMITMENTS

MINIMUM LEASE PAYMENTS

         Future minimum lease payments under noncancelable operating leases at June 30, 1996 are as follows:

- --------------------------------------------------------------------------------
 (In thousands)
                                                              1997       $ 5,057
                                                              1998         4,682
                                                              1999         4,494
                                                              2000         3,467
                                                              2001         3,407
                                                        Thereafter        10,753

                                                                         -------
Total minimum lease payments                                             $31,860
                                                                         =======

         Rental expense was $5.3 million, $4.7 million and $4.6 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

MINIMUM PURCHASES

         Future minimum purchases required by the distribution agreement with Tissue Technologies, Inc. at June 30, 1996 are as follows:

- --------------------------------------------------------------------------------
 (In thousands)
                                                             1997        $   500
                                                             1998            750
                                                             1999          1,250
                                                             2000          1,438
                                                             2001          1,653
                                                       Thereafter         10,440
                                                                         -------
Total minimum purchases                                                  $16,031
                                                                         =======

REVOLVING LINE OF CREDIT AGREEMENT

         In November 1994, the Company entered into a $7 million revolving line of credit with a bank, secured by shares of Target common stock held by the Company. The terms of this facility contain certain financial covenants and restricts the aggregate amount of cash dividends. In December 1995, the $7 million revolving line of credit was increased to $15 million. During fiscal 1996, $5 million was borrowed under this agreement leaving $10 million of this credit facility unused as of June 30, 1996, and no amounts were borrowed under this agreement as of June 30, 1995. Interest associated with this agreement is at the Company's option, based on either the prime rate plus 1/2% or the Eurodollar rate plus the lesser of 1 1/4% or the Alternate LIBOR applicable margin. Interest is payable monthly. Additionally, the Company is required to pay, on a quarterly basis, a commitment fee of 3/8 of 1% per annum of the unused portion. This credit facility expires on November 15, 1997.

TERM LOANS AND LINE OF CREDIT

         Prior to the Company's acquisition of LipoMatrix, LipoMatrix established three term loans and a general credit line with a major bank, totaling $3.3 million (4.1 Swiss Francs). As of June 30, 1996, $1.4 million (1.8 million Swiss Francs) of these credit facilities is unused. Borrowings under these credit facilities bear interest at 7% per annum, payable semi-annually in June and December. Interest subsidies totaling 5.075% are received on the term loans annually, resulting in a net interest rate due on the term loans of 1.925%. Semi-annual repayment of these credit facilities began on June 30, 1996, and continues over a period not to exceed ten years. Approximately one-half of these credit facilities is guaranteed by the Swiss Confederation.

BONUS AGREEMENT

         In February 1996, the Company entered into a cash bonus agreement with the Company's Chairman and Chief Executive Officer whereby cash bonuses in the amounts of $325,000, $305,000, $285,000, $265,000 and $245,000 will be paid to him on February 13 of each of the next five years beginning in 1997, providing that he continue to serve the Company on the applicable payment date.

8.     LEGAL MATTERS

         The Company is involved in legal actions, including product liability and intellectual property claims, arising in the ordinary course of business. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's consolidated financial position or results of its operations.

9.    STOCKHOLDERS' EQUITY

STOCK OPTIONS

         The Company has various stock option plans under which incentive stock options or non-statutory stock options may be granted to officers, directors, key employees and consultants to purchase the Company's common stock. The options are granted at no less than the fair market value at the dates of grant and generally expire after ten years. Incentive stock options become exercisable at the rate of two percent each month beginning the first full month after the date of grant unless accelerated by the Board of Directors. Non-statutory stock options become exercisable on a monthly or yearly basis as determined by the Board of Directors at the date of grant.

         At June 30, 1996, the total number of shares of common stock reserved for issuance under the Company's current stock option plans was 1,877,073.

         Stock option activities under the stock option plans were as follows:

- --------------------------------------------------------------------------------------------------------
                                                                                            NUMBER
                                   NUMBER                OPTION PRICE                      OF SHARES
                                  OF SHARES            RANGE PER SHARE                     EXERCISABLE
- --------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1994      1,250,980      $     4.69        --     $    28.25        780,412
Granted                             142,350           17.88        --          25.00
Exercised                          (128,918)           5.13        --          22.75
Canceled or expired                 (46,436)           5.50        --          26.50
                                  ----------------------------------------------------------------------
Outstanding at June 30, 1995      1,217,976            4.69        --          28.25        851,702
Granted                             431,100           17.00        --          20.50
Exercised                           (22,154)          16.25        --          22.88
Canceled or expired                (145,249)           6.38        --          26.50
                                  ----------------------------------------------------------------------
Outstanding at June 30, 1996      1,481,673      $     4.69        --     $    28.25        669,539
                                  ======================================================================
Available for grant at
June 30, 1996                       395,400
                                  =========

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

         For fiscal 1996, 1995 and 1994, shares issued under the plan were 34,084, 36,100, and 32,741, respectively. The average issuance price per share was $17.83, $19.28 and $19.00 for fiscal 1996, 1995 and 1994, respectively. At
June 30, 1996, 67,909 shares remained available for future sales under this plan.

STOCK REPURCHASE PROGRAM

         In February 1993, the Company's Board of Directors authorized a stock repurchase program. In fiscal 1996, 1995 and 1994, the Company repurchased 300,000, 562,500 and 567,500 shares at average acquisition prices of approximately $18, $20 and $24 per share, respectively. In June 1996, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. The Company plans to retain repurchased shares as treasury stock, but may use a portion of the stock in various company stock benefit plans.

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

10.    INTERNATIONAL SALES AND DISTRIBUTION RIGHTS

         Export sales were $32.6 million in fiscal 1996, $26.1 million in fiscal 1995 and $20.8 million in fiscal 1994. These export sales are primarily in Europe, Canada and the Pacific Rim. The Company markets its products internationally directly in Canada, ten European countries, Australia and New Zealand and via distributors in other countries. During fiscal 1996, the Company paid commissions based upon a percentage of net sales to its former European distributor, whose contract expired in December 1995.

11.    MAJOR CUSTOMER AND PRODUCTS

         During fiscal 1996, 1995 and 1994, the Company realized product sales from its marketing partner, Bard of $6.2 million, $16.5 million and $16.7 million, respectively, which represented 9%, 23% and 26% of product sales. Bard has exclusive worldwide marketing and distribution rights for Contigen implant, a product introduced in fiscal 1994. These amounts were comprised of product sales of $.3 million, $13.4 million and $15.9 million of Contigen implant as well as $5.9 million, $3.1 million and $0.8 million of income from Bard's direct sales of Contigen implant to physicians in fiscal 1996, 1995 and 1994, respectively. In fiscal years 1996, 1995 and 1994, the Company also recorded other revenue of $2.0 million, $1 million and $1 million, respectively, which consisted of milestone payments from Bard in accordance with an agreement between the Company and Bard. The final milestone payment of $2.0 million was paid to the Company on September 30, 1995. In fiscal 1996 and 1995, 82% and 72% of sales were derived from Zyderm/Zyplast products.

         All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the manufacturing capacity for collagen-based products and Trilucent implant are located in two primary facilities (one for collagen-based products and one for Trilucent implant) with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing facilities.

12.    INCOME  TAXES

         The Company uses the liability method of accounting for income taxes required by SFAS No. 109.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996 and June 30, 1995 are presented below:

June 30,                                                        1996          1995
- ------------------------------------------------------------------------------------
(In thousands)
Deferred tax liabilities:
       Property, plant & equipment                            $    132      $    332
       Intangible assets                                           512           651
       Investments                                               3,154         7,491
       Foreign earnings and credits (net)                           16             4
       Unrealized gain on Target Therapeutics, Inc. stock       23,860            --
                                                              --------      --------
            Total deferred tax liabilities                      27,674         8,478
                                                              --------      --------
Deferred tax assets:
       Accounts receivable                                         361           948
       Inventories                                                 472            15
       State income taxes                                        2,726           731
       Equity in losses of affiliates                            5,665         3,419
       Non-deductible accruals                                   1,876         1,893
       Other                                                       608           360
       Valuation allowance                                      (5,940)       (3,595)
                                                              --------      --------
            Total deferred tax assets                            5,768         3,771
                                                              --------      --------
                  Net deferred tax liabilities                $ 21,906      $  4,707
                                                              ========      ========

         The valuation allowance increased by $2,345,000, $1,998,000 and $717,000 in fiscal 1996, 1995 and 1994, respectively. Significant components of the provision for income taxes are as follows:

Years ended June 30,                          1996          1995          1994
- ----------------------------------------------------------------------------------------------------------------------
(In thousands)
Current:
      Federal                               $ 36,793      $  6,358      $  2,732
      Foreign                                    360           164           187
      State                                    7,491           979           456
                                            --------      --------      --------
      Total current                           44,644         7,501         3,375
                                            --------      --------      --------
Deferred:
      Federal                                 (5,971)         (368)          352
      State                                     (688)          307           201
                                            --------      --------      --------
      Total deferred                          (6,659)          (61)          553
                                            --------      --------      --------
                                            $ 37,985      $  7,440      $  3,928
                                            ========      ========      ========

         For financial reporting purposes, income before income taxes includes the following components:

Years ended June 30,                           1996          1995         1994
- --------------------------------------------------------------------------------
(In thousands)
Domestic operations                          $ 85,816      $ 16,171     $  8,636
Foreign operations                            (21,361)           29          212
                                             -----------------------------------
                                             $ 64,455      $ 16,200     $  8,848
                                             ===================================

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

Years ended June 30,                             1996          1995         1994
- ----------------------------------------------------------------------------------
(In thousands)
Income before income taxes                    $ 64,455      $ 16,200      $  8,848
                                              ====================================
Expected tax at 35%  or 34%                   $ 22,559      $  5,670      $  3,008
State income tax, net of  federal benefit        4,422           832           434
In-process research and development              6,230
Net operating losses of subsidiaries for
  which no current benefit is realizable         2,166            80           (45)
Equity in losses of affiliates                   2,039         1,549           660
Tax credits recognized                             (98)         (153)         (315)
Foreign Sales Corporation benefit                  (49)         (102)         (150)
Benefit from favorable tax settlement               --          (543)           --
Other                                              716           107           336
                                              ------------------------------------
                                              $ 37,985      $  7,440      $  3,928
                                              ====================================

13.    STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information:

Years ended June 30,                                1996        1995        1994
- ---------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash paid during the year for:
      Interest (net of capitalized interest)       $   296     $    91     $    --
      Income taxes (net of refunds)                 42,817       5,518         (54)
Non-cash financing activity:
      Dividends declared                           $   883     $   676     $   943

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
Collagen Corporation

We have audited the accompanying consolidated balance sheets of Collagen Corporation as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collagen Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Palo Alto, California
August 2, 1996

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended                                    June 30         March 31       December 31  September 30
- -----------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

FISCAL 1996
Product sales                                     $ 18,320         $ 16,587      $ 18,883     $ 14,940
Other revenue                                           --               --            --        2,000
Cost of sales                                        5,034            5,207         5,074        3,997
Selling, general and administrative expenses        10,220           10,051        10,467        8,302
Research and development expenses                    3,242            3,424         2,925        2,579
Purchased in-process research and development        3,000 (2)           --            --       14,800 (1)
Operating income (loss)                             (3,176)          (2,095)          417      (12,738)
Net gain on investments, principally
    Target Therapeutics, Inc.                       14,421           36,285        20,921       10,466
Net income (loss)                                    6,333           19,400         9,470       (8,551)
Net income (loss) per share                            .70             2.14          1.05         (.95)
Share price:
    High                                          $ 22-3/4         $ 23-1/2      $ 21-1/4     $ 21-1/2
    Low                                             18-3/4           19-1/4            17           15

FISCAL 1995

Quarters ended                                  June 30     March 31   December 31  September 30
- -----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Product sales                                    $20,226     $17,032     $18,870     $15,432
Other revenue                                         --          --          --       1,000
Cost of sales                                      4,917       4,451       4,810       4,406
Selling, general and administrative expenses       9,405       7,443       8,107       7,224
Research and development expenses                  2,672       2,223       2,504       2,534
Operating income                                   3,232       2,905       3,449       2,268
Net gain on investments, principally
    Target Therapeutics, Inc.                      1,766       2,569         775          --
Net income                                         2,700       2,508       2,245       1,307
Net income per share                                 .29         .26         .24         .14
Share price:
      High                                      $ 22-1/2    $ 28-1/2     $    24    $ 22-3/4
      Low                                             15      21-1/2      19-1/4      17-1/4

(1) Represents charge of $14.8 million for in-process research and development costs in connection with the acquisition of LipoMatrix.

(2) Represents charge of $3.0 million for in-process research and development costs in connection with the acquisition of Cohesion Corporation..

The common stock of the Company is traded over-the-counter on The Nasdaq Stock Market under the symbol CGEN. The Company declared a cash dividend of $.10 per share on its common stock payable to shareholders of record on June 14, 1996, in addition to a $.075 per share dividend declared and paid earlier in fiscal 1996. In fiscal 1995, the Company declared a cash dividend of $.075 per share on its common stock payable to shareholders of record on June 15, 1995, in addition to a $.075 per share dividend declared and paid earlier in fiscal 1995. The Board of Directors expects to review the potential for future dividends semi-annually. See Consolidated Statements of Stockholders' Equity.

                                                                     SCHEDULE II

                              COLLAGEN CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1994, 1995 and 1996

                                                                  Additions
                                                Balance at        charged to
                                              beginning of        costs and                       Balance at
Description                                         Period         expenses      Deductions (1)   end of period
- --------------------------------------------------------------------------------------------------------------------------
(In thousands)
1994
           Allowance for doubtful accounts            $416            $ --            $ 63            $353
1995
           Allowance for doubtful accounts            $353            $ 46            $ 16            $383
1996
           Allowance for doubtful accounts            $383            $ 33            $ 41            $375

- ----------
(1) Write-off of uncollectable accounts

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from pages 3-5 of the Company's Proxy Statement for its Annual Meeting of Stockholders filed on or about September 27, 1996 (the "Proxy Statement"). See "Business - Executive Officers" in Item I of this Form 10-K Annual Report for information concerning the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from pages 13-17 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from pages 11-12 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from pages 19-22 of the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

         1.  Financial Statements and Schedules

                  Financial Statements and Financial Statement Schedule - See Index to Consolidated Financial Statements at Item 8 of this report

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         2. Exhibits

            EXHIBIT
             NUMBER         NOTES                                    DESCRIPTION
             ------         -----                                    -----------
              3.1            (9)       Certificate of Incorporation of Collagen Subsidiary, Inc.
              3.2            (9)       Certificate   of  Merger  of   Collagen   Corporation,   a   California
                                       corporation, into Collagen Subsidiary, Inc., a Delaware corporation
              3.3           (12)       By-Laws, as amended
             10.24           (1)       Collaborative  Research and  Distribution  Agreement with Zimmer,  Inc.
                                       dated as of June 26, 1985
             10.27           (1)       Distribution  Agreement  between  Registrant and Lederle (Japan),  Ltd.
                                       dated as of June 26, 1985
             10.34           (2)       Agreement  for Sale and  Leaseback of  Manufacturing  Facility  between
                                       Registrant and Heleasco Seven, Inc.
             10.36           (3)       Amended and Restated  Development and Distribution  Agreement with C.R.
                                       Bard, Inc., dated as of August 4, 1989
             10.38           (4)       Agreement  for Sale and  Leaseback of  Manufacturing  Facility  between
                                       Registrant and Heleasco Seven, Inc. dated September 25, 1989
             10.39           (4)       Agreement  for Sale and  Leaseback of  Manufacturing  Facility  between
                                       Registrant and Heleasco Seven, Inc. dated December 29, 1989
             10.40           (4)       Amended and Restated  Promissory  Note of Dale A.  Stringfellow,  dated
                                       September 7, 1990
             10.41           (4)       Amended and Restated  Promissory  Note Secured by Deed of Trust by Dale
                                       A. Stringfellow, dated September 7,  1990
             10.42           (4)       1984 Incentive Stock Option Plan, as amended
             10.43           (4)       1985 Employee Stock Purchase Plan, as amended
             10.44          (12)       1990 Directors' Stock Option Plan, as amended
             10.46           (5)       Agreement between Registrant and Essex Chemie,  A.G. dated November 19,
                                       1990
             10.56           (6)       Lease  Agreement  dated  June 1,  1992 by and  between  Registrant  and
                                       Harbor Investment Partners
             10.58           (6)       License and Option  Agreement  dated June 30, 1992  between  Registrant and Research Development Foundation
             10.60           (7)       Amendments dated February 16, 1993 and February 18, 1993  respectively, to the Product  Development  and  Distribution  Agreement dated January
                                       18, 1985 by and between Registrant and Zimmer,  Inc.,  originally filed as Exhibit  10.24 to  Registrant's  Form 10-K for the fiscal year ended
                                       June 30, 1985
             10.61*          (7)       Letter Agreement,  dated April 26, 1991 and May 21, 1993 by and between
                                       Collagen Corporation and A. Neville Pelletier
             10.62           (8)       1994 Stock Option Plan
             10.63           (9)       Renewed  Lease  for 2500  Faber  Place,  Palo  Alto,  California  dated
                                       December 1, 1992 between  Registrant and Leonard Ely, Shirley Ely, Carl
                                       Carlsen and Mary L. Carlsen
             10.65*          (9)       Promissory Note of Howard D. Palefsky dated August 3, 1994
             10.66           (9)       Revised  Form  of  Agreement  Regarding  Proprietary   Information  and
                                       Inventions between Registrant and all employees or consultants

- ----------
* Constitutes a management contract or compensatory contract, plan or arrangement.

            10.67           (10)       Credit  Agreement,  dated November 15, 1994, by and between the Bank of
                                       New York and the Registrant, as amended January 24, 1995
            10.67(a)        (13)       Second  Amendment,  Third Amendment and Fourth Amendment dated June 30,
                                       1995,  September  30,  1995,  an December 26,  1995,  respectively,  to
                                       Credit  Agreement  dated  November  15, 1994 by and between the Bank of
                                       New York and the Registrant
            10.67(b)        (14)       Fifth  Amendment,  dated  March 29,  1996,  to Credit  Agreement  dated
                                       November  15,  1994  by and  between  the  Bank  of New  York  and  the
                                       Registrant
            10.67(c)                   Sixth  Amendment,  dated  June 28,  1996,  to  Credit  Agreement  dated
                                       November  15,  1994  by and  between  the  Bank  of New  York  and  the
                                       Registrant
            10.68           (10)       Letter  Agreement,  dated  October 7, 1994,  by and between C.R.  Bard.
                                       Inc. and the Registrant,  amending the Amended and Restated Development and  Distribution  Agreement  dated  August 4, 1989 between the Parties originally  filed as Exhibit  10.36 to the  Registrant's  Form 10-K for the fiscal year ended June 30, 1989
            10.70*          (12)       Letter of Acceptance of Employment by and between Gary  Petersmeyer and the Registrant, dated December 19, 1994
            10.71**         (12)       License,  Supply  and Option  Agreement,  dated  March 24,  1995 by and between LipoMatrix, Incorporated and Registrant
            10.72**         (12)       Distributor  Agreement dated March 24, 1995 by and between  LipoMatrix,
                                       Incorporated and Registrant
            10.73**         (12)       Coordination  Agreement dated March 24, 1995, by and between LipoMatrix
                                       Incorporated  and  Registrant's   wholly  owned  subsidiary,   Collagen
                                       International Incorporated
            10.74*          (12)       Promissory Note of Howard D. Palefsky dated June 5, 1995
            10.75**         (12)       Letter  Agreement,  dated July 10, 1995 by and between C.R. Bard,  Inc.
                                       and the Registrant , amending the Amended
                                       and Restated Development and Distribution
                                       Agreement dated August 4, 1989 between
                                       the Parties originally filed as Exhibit
                                       10.36 to the Registrant's Form 10-K for
                                       the fiscal year ended June 30, 1989
            10.76           (11)       Stock Purchase  Agreement  dated August 22, 1995 between the Registrant and certain stockholders of LipoMatrix, Incorporated
            10.77           (13)       Promissory  Note between  Howard D. Palefsky and the  Registrant  dated
                                       December 11, 1995
            10.78           (15)       Bonus  Agreement  between Howard D. Palefsky and the  Registrant  dated
                                       February 20, 1996
            10.79           (15)       Promissory  Note between  Howard D. Palefsky and the  Registrant  dated
                                       February 20, 1996
            10.80           (14)       Amended and Restated  Secured Loan  Agreement  between Ross R. Erickson and the Registrant dated December 31, 1995
            10.81*                     Letter  of  Acceptance  of  Employment  by and  Pierre  Comte  and  the
                                       Registrant dated March 21, 1995
            10.82                      Loan Agreement  between the Registrant and Cohesion  Corporation  dated
                                       May 24, 1996
            10.83**                    Worldwide Medical Product Distribution Agreement between Registrant and Tissue  Technologies, Inc. dated June 4, 1996

- ----------
** Confidential treatment is requested for a portion of this document.
* Constitutes a management contract or compensatory contract, plan or arrangement.

              10.84**                  Distribution  Agreement  between  Registrant and Biomatrix,  Inc. dated
                                       June 17, 1996
              11.1                     Statement  Regarding  Weighted  Average  Common and  Common  Equivalent
                                       Shares Used in Computation of Per Share Income
              21.1                     List of Subsidiaries
              23.1                     Consent of Ernst & Young LLP, Independent Auditors
              24.1                     Power of Attorney (see page 42)
              27.1                     Financial Data Schedule (EDGAR version only)

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

  (11) Incorporated by reference to exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated September 6, 1995.

  (12) Incorporated by reference to the same exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995

  (13) Incorporated by reference to the same exhibits filed with Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995

  (14) Incorporated by reference to exhibit 10.76 originally filed with Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995

  (15) Incorporated by reference to the same exhibits filed with Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (CONT'D)

b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 1996.

- --------------------------------------------------------------------------------
** Confidential treatment is requested for a portion of this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COLLAGEN CORPORATION

                        /s/ Gary S. Petersmeyer
                        ------------------------
                        Gary S. Petersmeyer
                        President and
                        Chief Operating Officer

Dated: September 20, 1996

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

               Signature                                     Title                                  Date
- --------------------------------------------------------------------------------------------------------------------
/s/ Howard D. Palefsky                  Chairman of the Board of Directors and Chief
- ----------------------                  Executive Officer (Principal Executive Officer)          September 20, 1996
Howard D. Palefsky

/s/ Gary S. Petersmeyer                 President, Chief Operating Officer, and Director         September 20, 1996
- -----------------------
Gary S. Petersmeyer

/s/ David J. Foster                     Vice President and Chief Financial Officer
- -------------------                     (Principal Financial and Accounting Officer)             September 20, 1996
David J. Foster

/s/ Anne L. Bakar                       Director                                                 September 16, 1996
- -----------------
Anne L. Bakar

/s/ John R. Daniels, MD                 Director                                                 September 20, 1996
- -----------------------
John R. Daniels, MD

/s/ William G. Davis                    Director                                                 September 20, 1996
- --------------------
William G. Davis

/s/ Reid W. Dennis                      Director                                                 September 17, 1996
- ------------------
Reid W. Dennis

/s/ Craig W. Johnson, Esq.              Director                                                 September 20, 1996
- --------------------------
Craig W. Johnson, Esq.

/s/ Michael F. Mee                      Director                                                 September 16, 1996
- ------------------
Michael F. Mee

/s/ Rodney Perkins, MD                  Director                                                 September 20, 1996
- ----------------------
Rodney Perkins, MD

/s/ Roger H. Salquist                   Director                                                 September 16, 1996
- ---------------------
Roger H. Salquist

                              COLLAGEN CORPORATION

            FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1996

                                INDEX TO EXHIBITS

                                                                                                      Sequentially
   Exhibit                                                                                            Numbered Page
   Number                                           Exhibit
- --------------------------------------------------------------------------------------------------------------------
  10.67(c)    Sixth Amendment, dated June 28, 1996, to Credit Agreement dated
              November 15, 1994 by and between the Bank of New York and the
              Registrant

  10.81* Letter of Acceptance of Employment by and Pierre Comte and the Registrant dated March 21, 1995

  10.82 Loan Agreement between the Registrant and Cohesion Corporation dated May 24, 1996

  10.83**     Worldwide Medical Product Distribution Agreement between
              Registrant and Tissue Technologies, Inc. dated June 4, 1996

  10.84**     Distribution Agreement between Registrant Biomatrix, Inc. dated
              June 17, 1996

  11.1        Statement Regarding Weighted Average Common and Common Equivalent
              Shares Used in Computation of Per Share Income

  21.1        List of Subsidiaries

  23.1        Consent of Ernst & Young LLP, Independent Auditors

  24.1        Power of Attorney (see page 42)

  27.1        Financial Data Schedule (EDGAR version only)

- --------
** Confidential treatment is requested for a portion of this document.