Form 10-Q
period 1996-09-30
COLLAGEN CORP /DE
filed 1996-11-12
CIK 21686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended September 30, 1996

                                       OR
[  ]              Transition  report  pursuant  to Section  13 or 15(d) of the
                  Securities  Exchange  Act of 1934.

For the transition period from         to



                         Commission File Number: 0-10640


                              COLLAGEN CORPORATION

             (Exact name of registrant as specified in its charter)


       Delaware                                       94-2300486
----------------------                       ----------------------------------
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

As of October 31, 1996, Registrant had outstanding 8,690,210 shares of common stock, exclusive of 1,947,900 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX

PART I.           Financial Information                 Page No.
                                                        --------
Consolidated Balance Sheets -
September 30, 1996  and June 30, 1996..........................3

Consolidated Statements of Operations -
Three months ended September 30, 1996 and 1995.................4

Consolidated Statements of Cash Flows -
Three months ended September 30, 1996 and 1995.................5

Notes to Consolidated Financial Statements...................6-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................9-15

PART II.          Other Information

Other Information..........................................16-19

Signatures....................................................20

                                           COLLAGEN CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                             (In thousands, except share and per share amounts)

                                                                       September 30,       June 30,
                                                                           1996             1996 *
                                                                       -------------      ----------
ASSETS
   Current assets:
      Cash and cash equivalents                                             $ 20,380        $ 21,676
      Short-term investments                                                   6,056           3,691
      Accounts receivable, net                                                10,190           9,508
      Inventories, net                                                        10,893           9,563
      Other current assets, net                                                8,967          11,496
                                                                            --------        --------
             Total current assets                                             56,486          55,934

   Property and equipment, net                                                15,678          15,147
   Intangible assets and goodwill, net                                        14,421          14,824
   Investment in Target Therapeutics, Inc.                                    58,819          65,841
   Other investments & assets, net                                            12,448          11,261
                                                                            ========        ========
                                                                            $157,852        $163,007
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                      $  2,962        $  3,824
      Other accrued liabilities                                               11,610          11,869
      Income taxes payable                                                     9,087           7,588
      Notes payable                                                            5,083           5,079
                                                                            --------        --------
             Total current liabilities                                        28,742          28,360

   Long-term liabilities:
      Deferred income taxes                                                   25,240          27,674
      Other long-term liabilities                                              3,535           3,444
      Minority interest                                                          487             528
                                                                            --------        --------
             Total long-term liabilities                                      29,262          31,646

   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.01 par value, authorized:   5,000,000 shares;
         none issued and outstanding                                             ---             ---
      Common stock, $.01 par value, authorized:  28,950,000 shares, issued: 10,638,010 shares at September 30, 1996 (10,575,614 shares at June 30, 1996), outstanding: 8,690,110 shares at
         September 30, 1996 (8,775,614 shares at June 30, 1996)                  107             106
      Additional paid-in capital                                              65,367          64,844
      Retained earnings                                                       44,685          42,378
      Cumulative translation adjustment                                         (570)           (656)
      Unrealized gain on available-for-sale investments                       31,025          34,549
      Treasury stock, at cost, 1,947,900 shares at September 30, 1996
         (1,800,000 shares at June 30, 1996)                                 (40,766)        (38,220)
                                                                            --------        --------
             Total stockholders' equity                                       99,848         103,001
                                                                            ========        ========
                                                                            $157,852        $163,007
                                                                            ========        ========

*    Amounts derived from audited financial statements for the period indicated.

                                            COLLAGEN CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                             (In thousands, except share and per share amounts)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                               -------------------------
                                                                               1996                 1995
                                                                               ----                 ----
Revenues:
   Product Sales                                                            $16,785             $ 14,940
   Other                                                                        ---                2,000
                                                                            -------             --------
                                                                             16,785               16,940
                                                                            -------             --------
Costs and expenses:
   Cost of sales                                                              5,145                3,997
   Selling, general & administrative                                          8,848                8,302
   Research & development                                                     4,162                2,579
   Acquired in-process research and development                                 ---               14,800
                                                                            -------             --------
                                                                             18,155               29,678
                                                                            -------             --------

Loss from operations                                                         (1,370)             (12,738)

Other income (expense):
   Net gain on investments, principally Target Therapeutics, Inc.             6,184               10,466
   Equity in losses of affiliates, net                                         (474)                (508)
   Interest income                                                              354                  154
   Interest expense                                                             (85)                 (12)
                                                                            -------             --------

Income (loss) before income taxes and minority interest                       4,609               (2,638)

Provision for income taxes                                                    2,443                5,913
Minority interest                                                              (141)                 ---
                                                                            -------             --------

Net income (loss)                                                           $ 2,307             $ (8,551)
                                                                            =======             ========

Net income (loss) per share                                                 $   .25             $   (.95)
                                                                            =======             ========

Shares used in calculating per share information                              9,086                8,992
                                                                            =======             ========

                              COLLAGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                              ---------------------
                                                                                 1996        1995
                                                                              ---------------------
Cash flows from operating activities:
   Net income (loss)                                                          $  2,307    $ (8,551)
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Acquired in-process research and development                              --        14,800
        Depreciation and amortization                                            1,617       1,210
        Equity in losses (earnings) of affiliates                                  474         508
        Gain on investments, net of taxes paid of $3.5 million and              (2,702)     (4,651)
          $5.8 million, respectively
        Other adjustments related to changes in
          assets and liabilities                                                 1,560       3,719
                                                                              --------    --------
      Net cash provided by (used in) operating activities                        3,256       7,035
                                                                              --------    --------
Cash flows from investing activities:
   Proceeds from sale of Target Therapeutics, Inc. stock, net of taxes paid      3,767       8,521
   Proceeds from sales and maturities of short-term investments                    500       1,144
   Purchases of short-term investments                                          (2,865)       (101)
   Expenditures for property and equipment                                      (1,704)       (592)
   Increase in intangible and other assets                                         (46)       (163)
   Expenditures for investments in and loans to affiliates                      (1,255)     (1,775)
   Acquisition of LipoMatrix, Incorporated, net of cash balances                  --       (22,608)
   Accrued purchase consideration and other costs of
      acquisition of LipoMatrix                                                   --        22,729
                                                                              --------    --------
      Net cash provided by investing activities                                 (1,603)      7,155
                                                                              --------    --------
Cash flows from financing activities:
   Repurchase of common stock                                                   (2,547)       (804)
   Net proceeds from issuance of common stock                                      524          39
   Cash dividends paid                                                            (885)       (676)
   Net borrowing (repayment) under bank loans                                      (41)         70
                                                                              --------    --------
      Net cash used in financing activities                                     (2,949)     (1,371)
                                                                              --------    --------

Net increase (decrease) in cash and cash equivalents                            (1,296)     12,819

Cash and cash equivalents at beginning of period                                21,676       6,155
                                                                              --------    --------

Cash and cash equivalents at end of period                                    $ 20,380    $ 18,974
                                                                              ========    ========

                              COLLAGEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Collagen Corporation (the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing and sale of medical devices. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in companies in which the Company has less than 20% interest with no readily determinable fair value are carried at cost or estimated realizable value, if less, and those with a readily determinable fair value are carried at market value.


     The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the three months ended September 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1996 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     New Accounting Standard

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS#123"), which establishes a fair value method of accounting for stock options and other equity instruments. The Company adopted SFAS#123 beginning in fiscal year 1997 and will use the disclosure method as described in the statement. The required disclosure will be included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.   Inventories

     Inventories consist of the following (in thousands):

                           September 30,       June 30,
                               1996              1996
                             -------           -------
       Raw materials         $   829           $ 1,148
       Work-in-process         4,104             3,630

       Finished goods          5,960             4,785
                             -------
                                               -------
                             $10,893           $ 9,563

                             =======           =======

3.   Investment in Target Therapeutics, Inc.

     The Company accounts for its investment in Target Therapeutics ("Target") under the cost method as an available-for-sale equity security and accordingly is carried at market value. During the quarter ended September 30, 1996, the Company sold 230,000 shares of Target common stock for a pre-tax gain of approximately $6.2 million. Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at September 30, 1996 was $42.75 per share. At September 30, 1996, the Company held 1,375,888 shares of Target's common stock, or approximately a 9% ownership position in Target.

     At June 30, 1996, the Company's shares of Target common stock were recorded at the estimated fair value of $58.8 million. The $52.4 million unrealized gain ($58.8 million estimated fair value less $6.4 million cost) on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax.



4.   Stock Repurchase Program

     In February 1993, the Company's Board of Directors authorized a stock repurchase program. Since the inception of the stock repurchase program in February 1993, the Company has repurchased 1,947,900 shares of its common stock at an average acquisition price of approximately $21 per share. During the quarter ended September 30, 1996, 147,900 shares were repurchased and as of such date, the Company is authorized to repurchase an additional 352,100 shares under the program. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans.

5.   Income Taxes

     The provision for income taxes for the three months ended September 30, 1996 and 1995 was computed by applying the estimated annual income tax rates of approximately 53% and 49% (excluding the impact of the acquired in-process R&D charge for which no tax benefit was available), respectively, to income before income taxes. The higher effective tax rate in the current year was primarily due to consolidated losses in foreign subsidiaries for which no tax benefit is available.



6.   Per Share Information

     Net income (loss) per share for the three months ended September 30, 1996 and 1995 have been computed based upon the weighted average number of common stock and dilutive common stock equivalent shares outstanding. Shares used in the per share computations are as follows (in thousands):

                                                           Three Months Ended
                                                              September 30,
                                                            1996       1995
                                                            -----      -----
       Primary:

       Common stock                                         8,963      8,992
       Stock options                                          123        ---
                                                            -----      -----

       Weighted average number of common stock
           and dilutive common stock equivalent shares
           outstanding                                      9,086      8,992
                                                            =====      =====

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Factors That May Affect Future Results of Operations" as well as those under the same heading in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

Results of Operations

The following tables show for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Operations.

                                                    PERCENT OF PRODUCT SALES
                                                       Three Months Ended
                                                         September 30,
                                                        1996      1995
                                                        ----      ----
             Product sales                               100%      100%
             Other revenues                               --        13%

             Costs and expenses:

                  Cost of sales                           31%       27%
                  Selling, general and administrative     53%       56%

                  Research and development                25%       17%

Product sales. Product sales of $16.8 million in the three months ended September 30, 1996 increased approximately $1.8 million, or 12%, over the same prior-year quarter. The increase in sales was primarily due to the increase in international sales of plastic surgery and dermatological products and an increase in income from Bard's direct sales of Contigen(R) implant ("Contigen") to physician customers for the three months ended September 30, 1996 compared with the same period in the prior year. (See "Operating income/loss" below.)

Worldwide sales of plastic surgery and dermatological products for the three months ended September 30, 1996 were $14.2 million, up 10% from sales of $12.8 million for the same period in the prior year. The increase in sales was mainly attributable to the continued launch of the Trilucent(TM) breast implant ("Trilucent"), a triglyceride-filled mammary implant, in Europe and strong international sales of its plastic surgery and dermatological products in general. The Company believes the increase in injectable collagen sales in the current fiscal quarter was a result of strong distributor sales, especially in Japan and increased physician interest in cosmetic procedures not reimbursed by third-party payors. The Company anticipates continued dollar growth in future worldwide product sales in these markets.

Worldwide unit sales of plastic surgery and dermatological products for the three months ended September 30, 1996 increased approximately 13% over the same period in the prior year. Domestically, implementation of United States marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients, have favorably impacted overall unit sales.

During the three months ended September 30, 1996, pursuant to terms of an agreement between the Company and C.R. Bard Inc. ("Bard"), the Company's marketing partner for Contigen, the Company recorded income of $1.6 million from Bard based on Bard's direct sales of Contigen to physician customers. In June 1995, the Company announced that it expected to ship little, if any, Contigen to Bard due to excess inventory at Bard. The Company recorded minimal income from shipments of Contigen to Bard in the three months ended September 30, 1996 and no income for the same period in the prior year.

Future income from shipments of Contigen to Bard is expected to resume in the fourth quarter of fiscal 1997.

For the three months ended September 30, 1996, sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were approximately $739,000 compared to $966,000 in the same period in the prior year. The decrease in sales in the current fiscal year period was due to the timing of shipments. The Company expects sales of Collagraft bone graft products in the second quarter of fiscal 1997 to be less than the sales recorded in the same period in fiscal 1996.

A number of uncertainties exist surrounding the marketing and distribution of Contigen and Collagraft bone graft products. The Company's primary means of distribution for these products is through third party firms, Bard in the case of Contigen and Zimmer in the case of Collagraft bone graft products. The Company's business and financial results could be adversely affected in the event that either or both of these parties are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

Other revenues. Other revenues in the three months ended September 30, 1995 consisted of a final milestone payment of $2 million from Bard in accordance with an agreement between the Company and Bard.

Cost of sales. Cost of sales as a percentage of product sales was 31% for the three months ended September 30, 1996, compared with 27% for the same period in the prior year. The higher cost of sales as a percentage of product sales in the current fiscal quarter was primarily due to the inclusion of three months of manufacturing costs of Trilucent compared to one month for the same period in the prior year, as well as costs incurred to increase the manufacturing capacity for Trilucent. Due to the high fixed costs of the Company's Fremont, California manufacturing facility, unit cost of manufacturing is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is dependent on incremental production of Contigen. The Company anticipates that overall unit costs will be lower in fiscal 1997 compared to fiscal 1996 as a result of the expected resumption of Contigen shipments to Bard beginning in the fourth quarter of fiscal 1997 and the increased production volumes of Trilucent.

SG&A. Selling, general and administrative ("SG&A") expenses were $8.8 million for the three months ended September 30, 1996, an increase of 7% over $8.3 million for the same period in the prior year. SG&A expenses as a percentage of product sales were 53% for the three months ended September 30, 1996, compared to 54% for the same period in the prior year. The increase in SG&A expenses in the current fiscal year resulted primarily from the inclusion of three months of SG&A expenses of LipoMatrix and amortization expenses on purchased intangibles and goodwill resulting from the acquisition of LipoMatrix compared to one month for the same period in the prior year, and marketing costs related to the launch of Trilucent.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $4.2 million (25% of product sales) for the three months ended September 30, 1996, an increase of 61% over $2.6 million (17% of product sales), for the same period in the prior year. The increase in R&D spending in the current fiscal year period was primarily attributable to the inclusion of three months of LipoMatrix R&D expenses compared to one month for the same period in the prior year, the inclusion of R&D expenses for Cohesion Corporation as a result of the Company increasing its ownership percentage to 81% in June 1996 and the costs for the commencement of Trilucent clinical trials in the United States and Europe. The Company expects internal R&D spending in fiscal 1997 to be at levels higher than fiscal 1996 due to the inclusion of expenses of Cohesion Corporation and a full year of expenses for LipoMatrix.

Acquired in-process research and development. The charge for acquired in-process research and development ("in-process R&D") of $14.8 million in the three months ended September 30, 1995 was a non-recurring charge related to the acquisition of LipoMatrix. The value attributed to in-process R&D was determined by an independent appraisal.

Operating income/loss. Operating loss was $1.4 million for the three months ended September 30, 1996, compared with an operating loss of $12.7 million from the same prior-year period. The loss in the current fiscal year was primarily due to the inclusion of three months of LipoMatrix operating expenses compared to one month for the same period in the prior year, the inclusion of the operating results of Cohesion Corporation, the costs for commencing Trilucent clinical trials in the United States and Europe and costs incurred to increase the manufacturing capacity for Trilucent implant.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $26,000 on equivalent local currency basis, resulting from a decrease of approximately $72,000 in operating expenses, partially offset by a decrease of approximately $46,000 in revenue.

Gain on investments, net. In the three months ended September 30, 1996, the Company recorded a gain on investments of $6.2 million ($2.7 million after taxes of $3.5 million), resulting from the sale of 230,000 shares of Target Therapeutics, Inc. ("Target") common stock.

Equity in earnings/losses of affiliate companies. Equity in losses of affiliate companies was approximately $474,000 for the three months ended September 30, 1996, compared to equity in losses of approximately $508,000 for the same prior-year quarter.

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

Interest income. Interest income was $354,000 for the three months ended September 30, 1996, compared to $138,000 for the same period in the prior year. The increase in the current fiscal year was primarily due to higher average short-term investment balances resulting primarily from the sale of Target stock.

Income tax. The provision for income taxes for the three months ended September 30, 1996 and 1995 was computed by applying the estimated annual income tax rates of approximately 53% and 49% (excluding the impact of the acquired in-process R&D charge for which no tax benefit was available), respectively, to income before income taxes. The higher effective tax rate in the current year was primarily due to consolidated losses in foreign subsidiaries for which no tax benefit is available.


Liquidity and Capital Resources

At September 30, 1996, the Company's cash, cash equivalents and short-term investments were $26.4 million compared to $25.4 million at June 30, 1996. Net cash provided by operating activities was approximately $3.3 million in the three months ended September 30, 1996, compared to approximately $1.2 million of net cash provided by operating activities for the same prior-year period.

The $3.3 million of net cash provided by operating activities was mainly attributable to $1.7 million of net income after adjusting for depreciation and amortization expense, equity in losses (earnings) and gain on investments ( net of taxes paid), a $1.9 million decrease in miscellaneous receivables related to the sale of Target stock, an increase of $1.5 million in income taxes payable which was also related to the sales of Target stock, partially offset by an increase in inventory of $1.3 million and an increase in accounts receivable of $.7 million..

Net cash used in investing and financing activities of approximately $4.6 million was primarily due to payments of $2.9 million to purchase short-term investments, payments of approximately $2.5 million to repurchase 147,900 shares of the Company's common stock at an average acquisition price of approximately $17.00 per share, capital expenditures of approximately $1.7 million, payments of approximately $1.3 million for additional investments in affiliates, and payment of cash dividends of approximately $.9 million to the Company's stockholders in July 1996, partially offset by proceeds of $3.8 million net of taxes paid ($7.3 million proceeds less taxes paid of $3.5 million ) from the sale of 230,000 shares of common stock of Target by the Company during the quarter, $.5 million from the issuance of approximately 62,000 shares of the Company's common stock, and $.5 million proceeds received from the sale of short-term investments.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $16 million in fiscal 1997. As of September 30, 1996, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $3.0 million. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 147,900 shares as of September 30, 1996.

The Company's principal sources of liquidity include cash generated from operations, sales of Target stock, and its cash, cash equivalents and short-term investments. During the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings of Target's common stock. Between July 1, 1994 and September 30, 1996, the Company sold an aggregate of 3,212,500 shares of Target common stock (adjusted for a two-for-one stock spilt in December 1995) for an aggregate pre-tax gain of approximately $98.0 million ($113.1 million proceeds less cost basis of $15.1 million). The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies.

In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994, which was subsequently increased to $15.0 million in December 1995. As of September 30, 1996, $10.0 million of this credit facility remained unused. Additionally, the Company has a $3.4 million (4.1 million Swiss Francs) credit facility that was established by LipoMatrix prior to the Company's acquisition of LipoMatrix, of which $1.5 million (1.8 million Swiss Francs) remained unused as of September 30, 1996.

The Company believes that the above sources of liquidity should be adequate to fund its anticipated cash needs through at least the next twelve months.


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

All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products and Trilucent are located in two primary facilities (one for collagen-based products and one for Trilucent), with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing facilities.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION


Item 1.  Legal Proceedings

         On December 21, 1994, the Company filed suit against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortious interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to Collagen's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declamatory relief. Howard Palefsky, the Company's Chairman of the Board and Chief Executive Officer, was personally named as an additional defendant to the Matrix defamation charge. On September 24, 1996, a Demurrer and Motion to Strike Matrix's third amended complaint was sustained in Collagen's favor, dismissing Matrix's anti-trust and common law restraint of trade claims. A trial date has not yet been scheduled. Collagen and Matrix currently are engaged in discovery.

Item 2.  Changes in Securities

               None

Item 3.  Defaults Upon Senior Securities

               None

Item 4.  Submission of Matters to a Vote of Security Holders

         A. On October 30, 1996, the Registrant held its Annual Meeting of Stockholders.

         B. As listed below, all of management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934 (in thousands).

                                              No. of    No. of      No of         No of           No of
                                              Votes      Votes      Votes         Votes        Broker Non-
                  Name of Nominee              For      Against    Withheld     Abstained         Votes
                  ---------------             ------    -------    --------     ---------      -----------
                  Reid W. Dennis               7,697          0         492             0                0


                  Howard D. Palefsky           7,692          0         497             0                0


                  Anne L. Bakar                7,697          0         492             0                0


                  John R. Daniels, MD          7,679          0         510             0                0


                  William G. Davis             7,698          0         491             0                0


                  Craig W. Johnson             7,697          0         492             0                0


                  Rodney Perkins, MD           7,678          0         511             0                0


                  Gary S. Petersmeyer          7,675          0         514             0                0


                  Roger H. Salquist            7,694          0         495             0                0

           C. The adoption of an amendment to the 1994 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 400,000 shares was approved with 5,096,210 shares voting in favor, 2,948,817 shares voting against and 55,520 shares abstaining.

           D. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1997 was ratified with 8,118,886 shares voting in favor, 57,820 voting against and 12,543 shares abstaining.



Item 5.  Other Information

           None



Item 6.  Exhibits and Reports on Form 8-K

           A.  Exhibits

           Exhibit 10.62 - 1994 Stock Option Plan as amended

           Exhibit 10.67 (d) - Seventh Amendment, dated September 30, 1996, to Credit Agreement dated November 15, 1994 by and between the Bank of New York and the Registrant

           Exhibit 10.85 - Repaid Promissory Note from Reid W. Dennis to the Registrant, dated July 22,
           1996

           Exhibit 27 - Financial Data Schedule

           B.  Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            COLLAGEN CORPORATION





Date:  November 11, 1996                    /s/David Foster
       -----------------                    -----------------------
                                            David Foster
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS

Exhibit Number              Description
--------------              -----------
Exhibit 10.62               1994 Stock Option Plan, as amended

Exhibit 10.67(d)            Seventh   Amendment,   dated  September  30,  1996,  to
                            Credit   Agreement  dated  November  15,  1994  by  and
                            between the Bank of New York and the Registrant

Exhibit 10.85               Repaid  Promissory  Note  from  Reid W.  Dennis  to the
                            Registrant,  dated July 22, 1996

Exhibit 27                  Financial Data Schedule