Form 10-Q
period 1996-12-31
COLLAGEN CORP /DE
filed 1997-02-13
CIK 21686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended December 31, 1996

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

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 1997, Registrant had outstanding 8,766,077 shares of common stock, exclusive of 1,947,900 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX


PART I.       Financial Information                                     Page No.
-----------------------------------                                     --------
Consolidated Balance Sheets -
December 31, 1996 and June 30, 1996. . . . . . . . . . . . . . . . . . . . . 3

Consolidated Statements of Income -
Three and six months ended December 31, 1996 and 1995. . . . . .. . . . . . .4

Consolidated Statements of Cash Flows -
Six months ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 6-9

Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . . . . . . .10-18





PART II.      Other Information
-------------------------------

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .19-22

Signatures  . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .23

                              COLLAGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                              December 31,              June 30,
                                                                                  1996                   1996 *
                                                                             ----------------        ----------------
ASSETS
   Current assets:
      Cash and cash equivalents                                              $        16,052         $        21,676
      Short-term investments                                                           6,641                   3,691
      Accounts receivable, net                                                        10,314                   9,508
      Inventories, net                                                                11,826                   9,563
      Other current assets, net                                                        9,102                  11,496
                                                                             ----------------        ----------------
             Total current assets                                                     53,935                  55,934

   Property and equipment, net                                                        15,900                  15,147
   Intangible assets and goodwill, net                                                14,047                  14,824
   Investment in Target Therapeutics, Inc.                                            53,587                  65,841
   Other investments & assets, net                                                    14,086                  11,261
                                                                             ----------------        ----------------
                                                                             $       151,555         $       163,007
                                                                             ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                       $         3,029         $         3,824
      Other accrued liabilities                                                       12,333                  11,869
      Income taxes payable                                                             4,779                   7,588
      Notes payable                                                                    5,075                   5,079
                                                                             ----------------        ----------------
             Total current liabilities                                                25,216                  28,360

   Long-term liabilities:
      Deferred income taxes                                                           23,859                  27,674
      Other long-term liabilities                                                      3,973                   3,444
      Minority interest                                                                  326                     528
                                                                             ----------------        ----------------
             Total long-term liabilities                                              28,158                  31,646

   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.01 par value, authorized:   5,000,000 shares;
         none issued and outstanding                                                     ---                     ---
      Common stock, $.01 par value, authorized:  28,950,000 shares, issued: 10,672,879 shares at December 31, 1996 (10,575,614 shares at June 30, 1996), outstanding: 8,724,979 shares at
         December 31, 1996 (8,775,614 shares at June 30, 1996)                           107                     106
      Additional paid-in capital                                                      65,906                  64,844
      Retained earnings                                                               44,827                  42,378
      Cumulative translation adjustment                                                (919)                   (656)
      Unrealized gain on available-for-sale investments                               29,026                  34,549
      Treasury stock, at cost, 1,947,900 shares at December 31, 1996
         (1,800,000 shares at June 30, 1996)                                        (40,766)                (38,220)
                                                                             ----------------        ----------------
             Total stockholders' equity                                               98,181                 103,001
                                                                             ----------------        ----------------
                                                                             $       151,555         $       163,007
                                                                             ================        ================

* Amounts derived from audited financial statements.

                              COLLAGEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)




                                                            Three Months Ended                 Six Months Ended
                                                               December 31,                      December 31,
                                                         --------------------------        ---------------------------
                                                             1996            1995              1996            1995
                                                         -----------     ----------        ----------      -----------
Revenues:
   Product Sales                                         $    19,057     $   18,883        $   35,842      $    33,823
   Other                                                         ---            ---               ---            2,000
                                                         -----------     ----------        ----------      -----------
                                                              19,057         18,883            35,842           35,823
                                                         -----------     ----------        ----------      -----------

Costs and expenses:
   Cost of sales                                               5,321          5,074            10,466            9,071
   Selling, general and administrative                        10,479         10,467            19,328           18,769
   Research and development                                    4,525          2,925             8,686            5,504
   Acquired in-process research and development                  ---            ---               ---           14,800
                                                         -----------     ----------        ----------      -----------
                                                              20,325         18,466            38,480           48,144
                                                         -----------     ----------        ----------      -----------

Income (loss) from operations                                (1,268)            417           (2,638)         (12,321)

Other income (expense):
   Net gain on investments, principally
      Target Therapeutics, Inc.                                3,038         20,921             9,222           31,387
   Equity in earnings (losses) of affiliates, net              (123)            415             (597)             (93)
   Interest income                                               305            297               660              451
   Interest expense                                            (146)           (40)             (231)             (52)
                                                         -----------     ----------        ----------      -----------
Income before income taxes and minority interest               1,806         22,010             6,416           19,372

Provision for income taxes                                       957         12,540             3,400           18,453
Minority interest                                              (162)            ---             (302)              ---
                                                         -----------     ----------        ----------      -----------

Net income                                               $     1,011     $    9,470        $    3,318      $       919
                                                         ===========     ==========        ==========      ===========

Net income per share                                     $       .11     $     1.05        $      .37      $       .10
                                                         ===========     ==========        ==========      ===========


Shares used in calculating per share information               8,841          9,059             8,963            9,087
                                                         ===========     ==========        ==========      ===========

                              COLLAGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                      December 31,
                                                                                           ------------------------------
                                                                                                  1996            1995
                                                                                           ------------------------------
Cash flows from operating activities:
   Net income                                                                              $      3,318      $       919
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Acquired in-process research and development                                             --               14,800
        Depreciation and amortization                                                             3,107            2,968
        Equity in losses of affiliates                                                              597               93
        Gain on investments, net of taxes paid of $5.2 million and                               (4,051)         (14,502)
          $16.9 million, respectively
        Other adjustments related to changes in
          assets and liabilities                                                                 (4,776)           2,787
                                                                                           -------------       ----------
      Net cash provided by (used in) operating activities                                        (1,805)           7,065
                                                                                           -------------       ----------

Cash flows from investing activities:
   Proceeds from sale of Target Therapeutics, Inc. stock, net of taxes paid                       5,578           25,188
   Proceeds from sales and maturities of short-term investments                                   1,675            3,123
   Purchases of short-term investments                                                           (4,625)          (1,318)
   Expenditures for property and equipment                                                       (2,989)          (1,332)
   Increase in intangible and other assets                                                          (99)            (458)
   Expenditures for investments in and loans to affiliates                                       (1,491)          (6,198)
   Acquisition of LipoMatrix, Incorporated, net of cash balances                                 --              (22,608)
   Accrued purchase consideration and other costs of
      acquisition of LipoMatrix                                                                  --               22,527
                                                                                           -------------     ------------
      Net cash provided by (used in) investing activities                                        (1,951)          18,924
                                                                                           -------------     ------------

Cash flows from financing activities:
   Repurchase of common stock                                                                    (2,546)          (3,034)
   Net proceeds from issuance of common stock                                                     1,063               41
   Cash dividends paid                                                                             (885)            (676)
   Net borrowing under bank loans                                                                   500               70
                                                                                           -------------     ------------
      Net cash used in financing activities                                                      (1,868)          (3,599)
                                                                                           -------------     ------------

Net increase (decrease) in cash and cash equivalents                                             (5,624)          22,390

Cash and cash equivalents at beginning of period                                                 21,676            6,155
                                                                                           -------------     ------------

Cash and cash equivalents at end of period                                                 $     16,052      $    28,545
                                                                                           =============     ============

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

     The consolidated balance sheet as of December 31, 1996, the consolidated statements of income for the three and six months ended December 31, 1996 and 1995, and the consolidated statements of cash flows for the six months ended December 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1996 has been derived from the audited consolidated financial statements at that date.


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

2.   Inventories

     Inventories consist of the following (in thousands):



                                December 31,               June 30,
                                        1996                   1996
                               --------------        ---------------
       Raw materials           $       1,090         $        1,148
       Work-in-process                 4,456                  3,630
       Finished goods                  6,280                  4,785
                               --------------        ---------------
                               $      11,826         $        9,563
                               ==============        ===============


3.   Investment in Target Therapeutics, Inc. (Boston Scientific, Inc.)

     The Company accounts for its investment in Target Therapeutics ("Target") under the cost method as an available-for-sale equity security, which is carried at market value. During the three and six months ended December 31, 1996, the Company sold 100,000 shares and 330,000 shares, respectively, of Target common stock for a pre-tax gain of approximately $3.0 million and $9.2 million, respectively. Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at December 31, 1996 was $42.00 per share. At December 31, 1996, the Company held 1,275,888 shares of Target's common stock, or approximately a 9% ownership position in Target.

     At June 30, 1996 and December 31, 1996, the Company's shares of Target common stock were recorded at the estimated fair value of $65.8 million and $53.6 million, respectively. The $58.4 million unrealized gain ($65.8 million estimated fair value less $7.4 million cost) at June 30, 1996, and the $47.7 million unrealized gain ($53.6 million estimated fair value less $5.9 million cost) at December 31, 1996, on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax.


     On January 20, 1997, Boston Scientific Corporation (of Natick, Massachusetts) and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. Under the merger agreement, Target's stockholders will receive 1.07 shares of Boston Scientific Corporation ("Boston Scientific") common stock in exchange for each share of Target common stock. The merger is expected to close during the second calendar quarter of 1997. Assuming the planned merger is completed, the Company's 1,275,888 shares of Target's common stock will be exchanged for approximately 1,365,200 shares of Boston Scientific. Additionally, the Company may be unable to sell additional Boston Scientific/Target shares during the next six to nine months due to accounting, and tax matters and other restrictions pertaining to the merger.

     Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX.

Its closing price on January 31, 1997 was $68.25 per share.


4.   Investment in Innovasive Devices, Inc.

     Prior to October 1996, the Company's 844,000 shares of common stock of Innovasive Devices, Inc. ("Innovasive Devices") were valued at cost or $4,064,000 due to restrictions which prevented the sale of any of the Company's shares of common stock of Innovasive Devices. Effective October 1996, restrictions were no longer applicable on approximately 473,000 shares of common stock which the Company holds in Innovasive Devices. As a result, the Company now carries the non-restricted portion of its investment in Innovasive Devices at market value or $3.7 million, reflecting an unrealized gain of $1.4 million, which has been included in a separate component of stockholders' equity, net of tax. The remaining 371,000 restricted shares of common stock continue to be valued at cost.


     During the three and six months ended December 31, 1996, the Company did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices' common stock is quoted on The Nasdaq Stock Market. The closing price of Innovasive Devices' common stock at December 31, 1996, was $7.75 per share. At December 31, 1996, the Company held approximately a 12% ownership position in Innovasive Devices.




5.   Stock Repurchase Program


     In February 1993, the Company's Board of Directors authorized a stock repurchase program. Since the inception of the stock repurchase program in February 1993, the Company has repurchased 1,947,900 shares of its common stock at an average acquisition price of approximately $21 per share. During the six months ended December 31, 1996, 147,900 shares were repurchased and as of such date, the Company is authorized to repurchase an additional 352,100 shares under the program. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans.




6.   Income Taxes


     The provision for income taxes for the six months ended December 31, 1996 and 1995, was computed by applying the estimated annual income tax rates of approximately 53% and 54% (excluding the impact of the acquired in-process R&D charge for which no tax benefit was available), respectively, to income before income taxes. The lower effective tax rate in the current year was primarily a result of lower projected annual losses from foreign subsidiaries.

7.   Per Share Information


     Net income per share for the three and six months ended December 31, 1996 and 1995, have been computed based upon the weighted average number of common stock and dilutive common stock equivalent shares outstanding. Shares used in the per share computations are as follows (in thousands):

                                                             Three Months Ended               Six Months
                                                                    Ended                       Ended
                                                                December 31,                 December 31,
                                                            ----------------------    -----------------------
                                                             1996           1995        1996          1995
                                                            --------      --------    --------       --------
       Primary:

       Common stock                                            8,690         8,916       8,827          8,954
       Stock options                                             151           143         136            133
                                                            --------      --------    --------       --------



       Weighted average number of common
           stock and dilutive common stock
           shares equivalent shares outstanding                8,841         9,059       8,963          9,087
                                                            ========      ========    ========       ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



Except for the historical information contained herein, the matters discussed in this report are forward=looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward=looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Factors That May Affect Future Results of Operations" as well as those under the same heading in the Company's Annual Report on Form 10=K for the fiscal year ended June 30, 1996.

The Company

Collagen Corporation (the "Company") is a technology=based company that develops, manufactures and markets biomedical devices for the treatment of defective, diseased, traumatized or aging human tissues.

The Company's revenues are derived primarily from the sale of products principally used in reconstructive and cosmetic applications for the face and breast, the treatment of stress urinary incontinence, and in bone repair. The Company markets its reconstructive and cosmetic products directly and through a network of international distributors and its stress urinary incontinence and bone repair products through marketing partners.

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

Aesthetic Technologies(TM) and Collagen Technologies Groups

The Board of Directors and management have reviewed various strategic alternatives to improve the market's recognition of the intrinsic value of the Company. As a result, the Company announced on January 8, 1997, that it will formally separate the Aesthetic Technologies(TM) Group, its profitable aesthetic and reconstructive surgery business, and form a new company, Aesthetic Technologies(TM) Corporation. Aesthetic Technologies Corporation will focus on developing its profitable aesthetic and reconstructive surgery business with strong and growing product offerings that encompass many new exciting technologies in aesthetic medicine. Management and the Board of Directors will continue to evaluate strategies for Aesthetic Technologies Corporation, which may include a public offering, a "spin=off" or a "split=off", among other alternatives. The timing and nature of these actions will depend upon tax, legal, market and other considerations.

The Company's other business activities consist primarily of the Collagen Technologies Group, which develops novel collagen and polymer materials, as well as internal and affiliate company=sponsored product development programs in the fields of orthopedics, soft=tissue repair, vascular surgery and ophthalmology. The Collagen Technologies Group also manufactures and sells Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), a division of Bristol Myers=Squibb Company. In addition, Collagen Technologies Group holds equity investments in and product development and supply agreements with four privately held affiliates and equity investments in two public companies, Target Therapeutics, Inc. ("Target") and Innovasive Devices, Inc. ("Innovasive Devices").

The planned formation of Aesthetic Technologies Corporation does not affect the presentation of the Company's financial results presented for the three and six months ended December 31, 1996.

Results of Operations

The following tables show for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Income.


                                               PERCENT OF PRODUCT SALES

                                      Three Months Ended     Six Months Ended
                                          December 31,          December 31,
                                      ------------------     -----------------
                                      1996          1995     1996         1995
                                      ----          ----     ----         ----
Product sales                         100%          100%     100%         100%
Other revenues                         --            --       --            6%
Costs and expenses:
  Cost of sales                        28%           27%      29%          27%
  Selling, general and administrative  55%           55%      54%          56%
  Research and development             24%           16%      24%          16%



Product sales. Product sales of $19.1 million in the three months ended December 31, 1996, increased approximately $.2 million or 1%, compared to product sales of $18.9 million for the same prior-year period. Product sales of $35.8 million in the six months ended December 31, 1996, increased approximately $2.0 million or 6%, compared to product sales of $33.8 million for the same prior-year period. The increase in sales for the six months ended December 31, 1996, was primarily due to the increase in international sales of plastic surgery and dermatological products (which includes injectable collagen products, Trilucent(TM) breast implant ("Trilucent"), and Hylaform(R) viscoelastic gel ("Hylaform gel") ) and an increase in revenue from direct sales of Contigen(R) implant ("Contigen") to physician customers by C.R. Bard, Inc. ("Bard"), the Company's marketing partner for Contigen. (See "Operating income/loss" below.)

Worldwide sales of plastic surgery and dermatological products for the three and six months ended December 31, 1996, were $16.8 million and $30.9 million, up 4% and 7%, from sales of $16.1 million and $29.0 million, respectively, for the same periods in the prior year. The increase in sales for the three and six months ended December 31, 1996, was a result of sales growth in all plastic surgery and dermatological product lines. The Company believes that the sales growth in injectable collagen products in the current fiscal quarter and year was a result of continued growth in distributor sales, increased demand by consumers for a wide variety of aesthetic procedures and continued physician interest in cosmetic procedures not reimbursed by third-party payers. The Company anticipates continued dollar growth in future worldwide product sales in these markets.

Worldwide unit sales of plastic surgery and dermatological products for the three and six months ended December 31, 1996, increased approximately 11% and 12% over the same periods in the prior year. Domestically, implementation of United States marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients, have favorably impacted overall unit sales, but have unfavorably impacted realized revenue per unit of product sold. The addition of Hylaform gel, which was launched in Europe in November 1996, has also favorably impacted overall unit sales.

During the three and six months ended December 31, 1996, pursuant to terms of an agreement between the Company and Bard, the Company recorded revenue of $1.7 million and $3.2 million, respectively, from Bard based on Bard's direct sales of Contigen to physician customers. In June 1995, the Company announced that it expected to ship little, if any, Contigen to Bard due to excess inventory at Bard. The Company recorded minimal revenue from shipments of Contigen to Bard in the three and six months ended December 31, 1996, and December 31, 1995. Future revenue from shipments of Contigen to Bard is expected to resume in the fourth quarter of fiscal 1997.

For the three and six months ended December 31, 1996, sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were approximately $290,000 and $1.0 million, respectively, compared to $844,000 and $1.8 million in the same periods in the prior year. The decrease in sales in the current fiscal year period was due to lower than expected sales by Zimmer and a consequent decrease in shipments from the Company. The Company expects sales and shipments of Collagraft bone graft products for fiscal 1997 to be less than those recorded during fiscal 1996.

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

Cost of sales. Cost of sales as a percentage of product sales was 28% and 29% for the three and six months ended December 31, 1996, compared with 27% for both periods in the prior year. The higher cost of sales as a percentage of product sales in the current fiscal quarter and year was primarily a result of the change in product mix (i.e., Trilucent and Hylaform gel) which has resulted in higher costs per unit.

Due to the high fixed costs of the Company's Fremont, California manufacturing facility, unit cost of manufacturing for collagen-based injectable products is expected to remain highly dependent on the level of output at the Company's manufacturing facility and continued demand for the collagen-based injectable product lines. The Company anticipates that overall unit costs will be slightly lower in fiscal 1997 compared to fiscal 1996.

SG&A. Selling, general and administrative ("SG&A") expenses were $10.5 million in the three months ended December 31, 1996, which were unchanged from the same prior-year period. SG&A expenses of $19.3 million in the six months ended December 31, 1996, increased approximately $.5 million or 3%, compared to SG&A expenses of $18.8 million for the same prior-year period. The increase in SG&A expenses in the current fiscal year period resulted primarily from the inclusion of six months of SG&A expenses of LipoMatrix, Incorporated ("LipoMatrix"), the developer and manufacturer of Trilucent, and amortization expenses on purchased intangibles and goodwill resulting from the acquisition of LipoMatrix compared to four months for the same period in the prior year. SG&A expenses as a percentage of product sales were 55% and 54% for the three and six months ended December 31, 1996, compared to 55% and 56% for the same periods in the prior year. The decrease in SG&A expenses as a percentage of product sales in the current year period was primarily due to lower sales and marketing launch costs for Trilucent combined with an increase in product sales. The Company expects its SG&A expenses to increase slightly over the next several quarters, approximately 1 to 2 percent per quarter, as a result of the expenses involved in exploring and evaluating strategies for the new company, Aesthetic Technologies Corporation.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $4.5 million and $8.7 million (24% of product sales) for the three and six months ended December 31, 1996, an increase of 55% and 58% over $2.9 million and $5.5 million (16% of product sales), for the same periods in the prior year. The increase in R&D spending in the current fiscal year period was primarily attributable to the inclusion of six months of LipoMatrix R&D expenses compared to four months for the same period in the prior year, the inclusion of R&D expenses for Cohesion Corporation as a result of the Company increasing its ownership percentage to 81% in June 1996 and the costs associated with the commencement of Trilucent clinical trials in the United States and Europe. The Trilucent clinical trials in the United States and Europe are expected to take several years and may involve multiple product design changes and clinical studies. The Company expects internal R&D spending in fiscal 1997 to be at levels higher than fiscal 1996 due to the inclusion of expenses of Cohesion Corporation and a full year of expenses for LipoMatrix.

Acquired in-process research and development. The charge for acquired in-process research and development ("in-process R&D") of $14.8 million in the six months ended December 31, 1995, was a non-recurring charge related to the acquisition of LipoMatrix. The value attributed to in-process R&D was determined by an independent appraisal. Substantial effort, including clinical trials and regulatory approval, still is required before Trilucent can be marketed in the United States.

Operating income/loss. Operating loss was $1.3 million for the three months ended December 31, 1996, compared with an operating income of $417,000 for the same prior-year period. The Company's consolidated operating loss was $2.6 million for the six months ended December 31, 1996, compared with a $12.3 million loss for the same prior-year period. The loss in the current fiscal year was primarily due to the inclusion of six months of LipoMatrix operating expenses compared to four months for the same period in the prior year, the inclusion of the operating results of Cohesion Corporation, the costs associated with commencing Trilucent clinical trials in the United States and Europe and costs incurred to increase the manufacturing capacity for Trilucent implant. The Company's consolidated $12.3 million operating loss for the six months ended December 31, 1995, was primarily due to the $14.8 million acquisition-related, non-recurring R&D charge related to LipoMatrix.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $156,000 on equivalent local currency basis, resulting from a decrease of approximately $251,000 in operating expenses, partially offset by a decrease of approximately $95,000 in revenue. Compared with foreign exchange rates for the same prior-year period, the impact of foreign exchange rates in the current fiscal year on operating income was a net increase of $181,000 on equivalent local currency basis, resulting from a decrease of approximately $323,000 in operating expenses, partially offset by a decrease of approximately $142,000 in revenue. Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1996 and December 31, 1996, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $14.5 million and $17.0 million at June 30, 1996 and December 31, 1996, respectively.

Gain on investments, net. In the three months ended December 31, 1996, the Company recorded a gain on investments of $3.0 million ($1.3 million after taxes of $1.7 million), resulting from the sale of 100,000 shares of Target Therapeutics, Inc. ("Target") common stock. In the six months ended December 31, 1996, the Company recorded a gain on investments of $9.2 million ($4.0 million after taxes of $5.2 million), resulting from the sale of 330,000 shares of Target common stock. As the planned merger between Boston Scientific and Target is completed, the Company may be unable to sell additional Boston Scientific/Target shares during the next six to nine months due to accounting and tax matters and other restrictions pertaining to the merger.

Equity in earnings/losses of affiliate companies. Equity in losses of affiliate companies was approximately $123,000 for the three months ended December 31, 1996, compared to equity in losses of approximately $415,000 for the same prior-year quarter. For the six months ended December 31, 1996, equity in losses of affiliate companies was $597,000, compared with losses of $93,000 in the same prior-year period.

The Company intends to continue to expand its new product development activities through more equity investments in or loans to affiliate companies during fiscal year 1997. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses, which in turn will have an adverse effect on the Company's operating results. There can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on investment, or that the Company will not lose its entire investment.

Interest income. Interest income was $305,000 and $660,000 for the three and six months ended December 31, 1996, respectively, compared with $297,000 and $451,000 for the same periods in the prior year. The increase in the current fiscal year was primarily due to higher average short-term investment balances, resulting primarily from the sale of Target stock.

Income tax. The provision for income taxes for the six months ended December 31, 1996 and 1995, was computed by applying the estimated annual income tax rates of approximately 53% and 54% (excluding the impact of the acquired in-process R&D charge for which no tax benefit was available), respectively, to income before income taxes. The lower effective tax rate in the current year was primarily a result of lower projected annual losses from foreign subsidiaries.

Liquidity and Capital Resources

At December 31, 1996, the Company's cash, cash equivalents and short-term investments were $22.7 million compared to $25.4 million at June 30, 1996. Net cash used in operating activities was approximately $1.8 million in the six months ended December 31, 1996, compared to approximately $7.1 million of net cash provided by operating activities for the same prior-year period.

The $1.8 million of net cash used in operating activities in the six months ended December 31, 1996, was mainly attributable to a $2.8 million decrease in income taxes payable resulting from estimated payments made related to the sales of Target stock, a $2.3 million increase in inventory, a $.8 million increase in accounts receivable, a $.3 million decrease in accounts payable and accrued liabilities, a $.3 million unfavorable foreign currency translation impact, a $.2 million decrease in the minority interest liability, partially offset by $2.9 million of net income after adjusting for depreciation and amortization expense, equity in losses (earnings) and gain on investments (net of taxes paid) and a $2.0 million decrease in miscellaneous receivables related to the sales of Target stock.

The $3.8 million of net cash used in investing and financing activities in the six months ended December 31, 1996, was primarily due to payments of $4.6 million to purchase short-term investments, capital expenditures of approximately $3.0 million, payments of approximately $2.5 million to repurchase 147,900 shares of the Company's common stock at an average acquisition price of approximately $17.00 per share, payments of approximately $1.5 million for additional investments in affiliates, and payment of cash dividends of approximately $.9 million to the Company's stockholders in July 1996, partially offset by proceeds of $5.6 million net of taxes paid ($10.8 million proceeds less taxes paid of $5.2 million ) from the sale of 330,000 shares of common stock of Target by the Company during the year, $1.7 million proceeds received from the sale of short-term investments, and $1.1 million from the issuance of approximately 97,000 shares of the Company's common stock.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $12 million in fiscal 1997. As of December 31, 1996, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $4.5 million. In November 1996, the Company's Board of Directors declared a cash dividend of 10 cents per share to stockholders of record on December 16, 1996. This dividend totaled approximately $869,000 and was paid to stockholders on January 15, 1997. The Company anticipates that the Board of Directors will review the possibility of declaring an additional dividend before the end of the current fiscal year. Additionally, in June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 147,900 shares as of December 31, 1996.

The Company's principal sources of liquidity include cash generated from operations, sales of Target stock, and its cash, cash equivalents and short-term investments. During the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings of Target's common stock. Between July 1, 1994 and December 31, 1996, the Company sold an aggregate of 3,312,500 shares of Target common stock (adjusted for a two-for-one stock split in December 1995) for an aggregate pre-tax gain of approximately $101.1 million ($116.6 million proceeds less cost basis of $15.5 million). At December 31, 1996, the Company held 1,275,888 shares of Target's common stock. The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rule 144, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. As the planned merger between Boston Scientific and Target is completed, the Company may be unable to sell additional Boston Scientific/Target shares during the next six to nine months due to accounting and tax matters and other restrictions pertaining to the merger.

In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994, which was subsequently increased to $15.0 million in December 1995. As of December 31, 1996, $10.0 million of this credit facility remained unused. Additionally, the Company has a $3.1 million (4.1 million Swiss Francs) credit facility that was established by LipoMatrix prior to the Company's acquisition of LipoMatrix, of which $843,000 (1.1 million Swiss Francs) remained unused as of December 31, 1996.

The Company's capital requirements will depend on numerous factors, including market acceptance and demand for the Company's products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the extent to which the Company enters into collaborative relationships with third parties and the scope of the Company's obligations in such relationships; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. The Company believes that its current sources of liquidity should be adequate to fund its anticipated capital requirements through at least the next 18 months. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company or at all.

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

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sale of medical devices in the U.S., including labeling, advertising and record keeping. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, as well as product recalls, both inside and outside of the U.S. could adversely affect the Company. The Company is conducting Trilucent clinical trials in Europe and the United States, which are expected to take several years and may involve multiple product design changes and clinical studies.

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

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION


Item 1.   Legal Proceedings

          On December 21, 1994, the Company filed suit against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortious interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to Collagen's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declaratory relief. Howard Palefsky, the Company's Chairman of the Board and Chief Executive Officer, was personally named as an additional defendant to the Matrix defamation charge. On September 24, 1996, a Demurrer and Motion to Strike Matrix's third amended complaint was sustained in Collagen's favor, dismissing Matrix's anti-trust and common law restraint of trade claims. A trial date has been scheduled for April 7, 1997. Collagen and Matrix currently are engaged in discovery.


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

                       No. of    No. of      No of        No of       No of
                       Votes      Votes      Votes        Votes    Broker Non-
Name of Nominee         For      Against    Withheld    Abstained     Votes
---------------         ---      -------    --------    ---------     -----
Reid W. Dennis          7,697      0           492           0           0


Howard D. Palefsky      7,692      0           497           0           0

Anne L. Bakar           7,697      0           492           0           0


John R. Daniels, MD     7,679      0           510           0           0


William G. Davis        7,698      0           491           0           0


Craig W. Johnson        7,697      0           492           0           0


Rodney Perkins, MD      7,678      0           511           0           0


Gary S. Petersmeyer     7,675      0           514           0           0


Roger H. Salquist       7,694      0           495           0           0



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


Item 5.  Other Information

           On February 10, 1997, the Board of Directors made the following appointments: Gary Petersmeyer was appointed Chief Executive Officer of Collagen Corporation in addition to retaining the title of President, succeeding Howard D. Palefsky who will remain as Chairman of the Board of Directors; David Foster was promoted to Senior Vice President of Collagen Corporation and General Manager of Collagen Technologies Group; Norman Halleen was appointed Vice President, Finance and Chief Financial Officer and Jean-Pierre CapDevielle was appointed Vice President and Managing Director, International.

Item 6.  Exhibits and Reports on Form 8-K

           A.  Exhibits

           Exhibit 3.4 - By-Laws, as amended on August 9, 1996, effective October 30, 1996

           Exhibit 10.67(e) - Eighth Amendment, dated December 31, 1996, to Credit Agreement dated November 15, 1994 by and between the Bank of New York and the Registrant

           Exhibit 10.86 * - License, Supply and International Distribution Agreement between Registrant and Cosmederm Technologies, Inc., dated September 6, 1996

           Exhibit 27 - Financial Data Schedule



           B.  Reports on Form 8-K

           None



--------
* Confidential treatment is requested for a portion of this document.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               COLLAGEN CORPORATION





Date:  February 13, 1997                       /s/ Norman Halleen
       -----------------                       ------------------

                                               Norman Halleen
                                               Vice President, Finance and
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS



Exhibit Number                         Description
--------------                         -----------

Exhibit 3.4               By-Laws, as amended on August 9, 1996, effective
                          October 30, 1996

Exhibit 10.67(e) Eighth Amendment, dated December 31, 1996, to Credit Agreement dated November 15, 1994 by and between the Bank of New York and the Registrant

Exhibit 10.86* License, Supply and International Distribution Agreement between Registrant and Cosmederm Technologies, Inc., dated September 6, 1996

Exhibit 27                Financial Data Schedule












--------
* Confidential treatment is requested for a portion of this document.