Form 10-K/A
period 1996-06-30
COLLAGEN CORP /DE
filed 1997-03-07
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 6, 1996, on the Nasdaq Stock Market, was approximately $128,272,131. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

         The potential for causing an allergic reaction arising from the injection of bovine-source collagen is relatively low. Based on the Company's statistics, approximately 97% of men and women tested show no allergic reaction to a skin test and can be treated with the bovine- source collagen injection. The 3% that show an allergic reaction to the skin test display typical symptoms of hypersensitivity, which include redness, itchiness and swelling. An additional 1-2% of the people treated develop an allergic reaction after one or more injections.

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

         In June 1996, the Company entered into a distribution agreement with Biomatrix, Inc. (of Ridgefield, New Jersey) to market a new injectable product, Hylaform(R) viscoelastic gel ("Hylaform gel") for facial wrinkles. The Company paid $5.0 million for these distribution rights. Hylaform gel has the potential to bring the clinical benefits of injectable therapy to a new group of patients
- those desiring "same day" treatments (no prior test dose is necessary in the markets where the product is currently approved), as well as those who are sensitive to bovine collagen, and potentially giving doctors and patients a broader range of options to treat age-related wrinkles and scars. Biomatrix, Inc. received CE mark approval for Hylaform gel in December 1995, allowing this product to be marketed throughout Europe. The Company plans to begin marketing Hylaform gel in Western European countries in the second or third quarter in fiscal 1997. The Company holds exclusive marketing and distribution rights to Hylaform gel in the United States, Canada, Australia and selected additional markets, upon the United States Food and Drug Administration ("FDA") approval.

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

         Worldwide sales and worldwide unit sales of Zyderm and Zyplast implants increased 10% and 16%, respectively, in fiscal 1996 over fiscal 1995, compared to a 18% and 17% increase in fiscal 1995 over fiscal 1994. The United States sales of Zyderm and Zyplast implants, which represented approximately 46% of worldwide sales of Zyderm and Zyplast implants in fiscal 1996, increased 3% over fiscal 1995 sales, compared to a 12% increase in fiscal 1995 over fiscal 1994. Revenue growth in fiscal 1995 was due to unit growth, while revenues in fiscal 1994 were stimulated by a price increase. Unit sales of these implants in the United States increased 10% in fiscal 1996 over fiscal 1995, compared to a 5% increase in fiscal 1995 over 1994. International sales of Zyderm and Zyplast implants, which represented approximately 54% of worldwide sales of Zyderm and Zyplast implants in fiscal 1996, increased 16% over fiscal 1995 sales, compared to a 26% increase in fiscal 1995 over fiscal 1994. International unit sales of these implants increased 21% in fiscal 1996 over fiscal 1995, compared to a 29% increase in fiscal 1995 over fiscal 1994. (FOR INFORMATION REGARDING EXPORT SALES, SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The Company has expanded and intends to expand further its direct selling efforts in certain international markets. There can be no assurance that difficulties associated with a transition to direct marketing efforts will not have an adverse effect on the Company's results of operations.

         The Company markets its Zyderm and Zyplast implants directly to physicians in the United States, ten European countries, Canada, Australia and New Zealand. The Company markets its products through distributors in all other international markets. The Company has granted exclusive distribution rights
for Zyderm and Zyplast implants in Japan TO LEDERLE (JAPAN), LTD.   Over the
past two years, the Company has appointed a number of new foreign distributors for its injectable collagen products. In the United States, the Company markets primarily to the aesthetically oriented dermatologists and plastic surgeons through a direct sales force. Approximately 4,000 dermatologists and plastic surgeons in the United States have purchased Zyderm and Zyplast implants from the Company in the past year.

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


MANUFACTURING

         The Company manufactures its collagen-based products utilizing readily available chemicals and enzymes. The source of its collagen is bovine (cow) dermis. In an attempt to ensure that the hides are free from any herd-threatening disease such as Bovine Spongiform Encephalopathy ("BSE"), the hides are sourced from a closed herd, which requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinarian program. UNDER THE COMPANY'S PRODUCT DEVELOPMENT AND DISTRIBUTION

AGREEMENT WITH ZIMMER, THE COMPANY IS REQUIRED TO PURCHASE HA/TCP (HYDROXYAPATITE/TRICALCIUM PHOSPHATE) SOLELY FROM ZIMMER FOR THE MANUFACTURE OF COLLAGRAFT IMPLANT. The Company believes that the supply of raw materials and processing materials for its manufacturing operations is and will continue to be adequate for the foreseeable future and that such materials can be available from other sources.

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

         The Company's focus has been in four major areas: 1) new injectable products and enhancements to existing products for the treatment of skin contour defects, 2) Trilucent implant and enhancements, 3) investment in affiliated companies working on a wide variety of medical indications, and 4) joint development programs focused on the orthopedics area.

         The soft tissue augmentation program has concentrated on improvements relating to two performance criteria - duration of treatment benefit and the elimination of local inflammatory reactions. The Company is exploring several formulations to improve persistence of its Zyderm and Zyplast implants and is also investigating human collagen as an alternative for the potential collagen patients who are allergic to bovine-based products or who elect to minimize this possibility of an allergic reaction to the product. Two potential sources of human collagen are being explored simultaneously: placental-sourced human collagen and recombinant human collagen through transgenic animals and yeast. The Company has an ongoing collaboration with IMEDEX, a subsidiary of Rhone-Poulenc S.A., to develop new products based on the use of human placental-collagen. In addition, the Company has made an equity investment in and is actively collaborating with Pharming, B.V. for the purpose of developing recombinant human collagen.

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

         The Company typically requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or consulting relationship with the Company. These agreements generally provide that all confidential

77information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

         The Company holds several registered trademarks in the United States and a number of foreign countries and vigorously pursues the protection of its trademarks and service marks, whether registered or not.


GOVERNMENT REGULATION

         The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture, clinical research and sale of medical devices, including labeling, advertising and recordkeeping. BEFORE A NEW DEVICE CAN BE INTRODUCED IN THE MARKET, THE MANUFACTURER MUST GENERALLY OBTAIN FDA APPROVAL OF A PRE-MARKET APPLICATION ("PMA") OR CLEARANCE OF A 510(K) NOTIFICATION. A PMA APPLICATION MUST BE FILED IF A PROPOSED DEVICE IS NOT SUBSTANTIALLY EQUIVALENT TO A LEGALLY MARKETED CLASS I OR CLASS II DEVICE, OR IF IT IS A CLASS III DEVICE FOR WHICH THE FDA HAS CALLED FOR PMAS. THE PMA APPLICATION MUST CONTAIN THE RESULTS OF CLINICAL TRIALS, THE RESULTS OF ALL RELEVANT BENCH TESTS, LABORATORY AND ANIMAL STUDIES, A COMPLETE DESCRIPTION OF THE DEVICE AND ITS COMPONENTS, AND A DETAILED DESCRIPTION OF THE METHODS, FACILITIES AND CONTROLS USED TO MANUFACTURE THE DEVICE. THE FDA'S REVIEW OF A PMA APPLICATION GENERALLY TAKES ONE TO TWO YEARS FROM THE DATE THE PMA IS ACCEPTED FOR FILING, BUT IT MAY TAKE SIGNIFICANTLY LONGER. THE REVIEW TIME IS OFTEN SIGNIFICANTLY EXTENDED BY FDA REQUESTS FOR ADDITIONAL INFORMATION OR CLARIFICATION OF INFORMATION ALREADY PROVIDED IN THE SUBMISSION. MODIFICATIONS TO A DEVICE THAT IS THE SUBJECT OF AN APPROVED PMA, ITS LABELING OR MANUFACTURING PROCESS, MAY REQUIRE APPROVAL BY THE FDA OF PMA SUPPLEMENTS OR NEW PMAS. THE PMA PROCESS CAN BE EXPENSIVE, UNCERTAIN AND LENGTHY, AND A NUMBER OF DEVICES FOR WHICH FDA APPROVAL HAS BEEN SOUGHT BY OTHER COMPANIES HAVE NEVER BEEN APPROVED FOR MARKETING.

         IF HUMAN CLINICAL TRIALS OF A DEVICE ARE REQUIRED, AND THE DEVICE PRESENTS A "SIGNIFICANT RISK", THE SPONSOR OF THE TRIAL (USUALLY THE MANUFACTURER OR THE DISTRIBUTOR OF THE DEVICE) WILL HAVE TO FILE AN INVESTIGATIONAL DEVICE EXEMPTION ("IDE") APPLICATION PRIOR TO COMMENCING HUMAN CLINICAL TRIALS. THE IDE APPLICATION MUST BE SUPPORTED BY DATA, TYPICALLY INCLUDING THE RESULTS OF ANIMAL AND LABORATORY TESTING. IF THE IDE APPLICATION IS APPROVED BY THE FDA AND ONE OR MORE APPROPRIATE INSTITUTIONAL REVIEW BOARDS ("IRBS"), HUMAN CLINICAL TRIALS MAY BEGIN AT A SPECIFIC NUMBER OF INVESTIGATIONAL SITES WITH A SPECIFIC NUMBER OF PATIENTS, AS APPROVED BY THE FDA. IF THE DEVICE PRESENTS A "NONSIGNIFICANT RISK" TO THE PATIENT, A SPONSOR MAY BEGIN THE CLINICAL TRIAL AFTER OBTAINING APPROVAL FOR THE STUDY BY ONE OR MORE APPROPRIATE IRBS WITHOUT THE NEED FOR FDA APPROVAL. SPONSORS OF CLINICAL TRIALS ARE PERMITTED TO SELL INVESTIGATIONAL DEVICES DISTRIBUTED IN THE COURSE OF THE STUDY PROVIDED SUCH COMPENSATION DOES NOT EXCEED RECOVERY OF THE COSTS OF MANUFACTURE, RESEARCH, DEVELOPMENT AND HANDLING. AN IDE SUPPLEMENT MUST BE SUBMITTED TO, AND APPROVED BY, THE FDA BEFORE A SPONSOR OR INVESTIGATOR

MAY MAKE A CHANGE TO THE INVESTIGATIONAL PLAN THAT MAY AFFECT ITS SCIENTIFIC SOUNDNESS OR THE RIGHTS, SAFETY OR WELFARE OF HUMAN SUBJECTS.

         A 510(k) CLEARANCE WILL BE GRANTED IF THE SUBMITTED INFORMATION ESTABLISHED THAT THE PROPOSED DEVICE IS "SUBSTANTIALLY EQUIVALENT" TO A LEGALLY MARKETED CLASS I OR CLASS II MEDICAL DEVICE OR A CLASS III MEDICAL DEVICE FOR WHICH THE FDA HAS NOT CALLED FOR PMAS. THE FDA RECENTLY HAS BEEN REQUIRING MORE RIGOROUS DEMONSTRATION OF SUBSTANTIAL EQUIVALENCE THAN IN THE PAST, INCLUDING IN SOME CASES REQUIRING SUBMISSION OF CLINICAL TRIAL DATA. THE FDA MAY DETERMINE THAT THE PROPOSED DEVICE IS NOT SUBSTANTIALLY EQUIVALENT TO A PREDICATE DEVICE OR THAT ADDITIONAL INFORMATION IS NEEDED BEFORE A SUBSTANTIAL EQUIVALENCE DETERMINATION CAN BE MADE.

The Company's primary products are classified as Class III medical devices, which require pre-market approval from the FDA. All of the Company's products described in "Products, Markets and Methods of Distribution," other than Trilucent implant and Hylaform gel, have been approved for sale in the United States. Medical products whose market applications have not yet been approved by the FDA may only be exported from the United States with the specific approval of the FDA. IN FISCAL YEAR 1997, THE COMPANY EXPECTS TO CONDUCT TRILUCENT CLINICAL TRIALS IN EUROPE AND THE UNITED STATES, WHICH ARE EXPECTED TO TAKE SEVERAL YEARS AND MAY INVOLVE MULTIPLE PRODUCT DESIGN CHANGES AND CLINICAL STUDIES. Biomatrix, Inc. submitted a PMA application in August 1995 for Hylaform gel and FDA approval of such product is currently pending. There can be no assurance that the FDA will choose to characterize future products as medical devices rather than drugs or biologics. Any such change in FDA characterization would potentially lengthen and increase the cost of the approval process.

         The Company's clinical research program has been and remains subject to IDE regulations of the FDA. These regulations govern many important aspects of the clinical investigation of medical products, including obtaining informed consent from clinical subjects, securing the approval of an IRB and maintaining required documentation relating to the conduct of the investigational study.
In addition, these regulations may require that the Company obtain approval from the FDA prior to the commencement of clinical investigations of new products or of expanded applications for commercially available products. The Company anticipates that during fiscal 1997 it will commence United States clinical trials for Trilucent implant pursuant to an FDA-approved IDE.

         Compliance with current Good Manufacturing Practices ("GMP") regulations is necessary to receive FDA approval to market new products and to continue to market current products. MANUFACTURERS OF MEDICAL DEVICES FOR MARKETING IN THE UNITED STATES ARE REQUIRED TO ADHERE TO APPLICABLE REGULATIONS SETTING FORTH DETAILED GMP REQUIREMENTS, WHICH INCLUDE TESTING, CONTROL AND DOCUMENTATION REQUIREMENTS. MANUFACTURERS MUST ALSO COMPLY WITH MEDICAL DEVICE REPORTING ("MDR") REQUIREMENTS THAT A FIRM REPORT TO THE FDA ANY INCIDENT IN WHICH ITS PRODUCT MAY HAVE CAUSED OR CONTRIBUTED TO A DEATH OR SERIOUS INJURY, OR IN WHICH ITS PRODUCT MALFUNCTIONED AND, IF THE MALFUNCTION WERE TO RECUR, IT WOULD BE LIKELY TO CAUSE OR CONTRIBUTE TO A DEATH OR SERIOUS INJURY. LABELING AND PROMOTIONAL ACTIVITIES ARE SUBJECT TO SCRUTINY BY THE FDA AND, IN CERTAIN CIRCUMSTANCES, BY THE FEDERAL TRADE COMMISSION. CURRENT FDA ENFORCEMENT POLICY PROHIBITS THE MARKETING OF APPROVED MEDICAL DEVICES FOR UNAPPROVED USES.

         THE COMPANY IS REGISTERED AS A MANUFACTURER OF MEDICAL DEVICES WITH THE FDA. THE COMPANY IS SUBJECT TO ROUTINE INSPECTION BY THE FDA AND CERTAIN STATE AGENCIES FOR COMPLIANCE WITH GMP REQUIREMENTS, MDR REQUIREMENTS AND OTHER
APPLICABLE REGULATIONS.   THE COMPANY'S FACILITIES AND MANUFACTURING PROCESSES
HAVE BEEN PERIODICALLY INSPECTED BY THE

STATE OF CALIFORNIA AND OTHER AGENCIES AND REMAIN SUBJECT TO AUDIT FROM TIME TO TIME. THE COMPANY BELIEVES THAT IT IS IN SUBSTANTIAL COMPLIANCE WITH ALL APPLICABLE FEDERAL AND STATE REGULATIONS. NEVERTHELESS, THERE CAN BE NO ASSURANCE THAT THE FDA OR A STATE AGENCY WILL AGREE WITH THE COMPANY'S POSITION, OR THAT ITS GMP COMPLIANCE WILL NOT BE CHALLENGED AT SOME SUBSEQUENT POINT IN TIME. ENFORCEMENT OF THE GMP REGULATIONS HAS INCREASED SIGNIFICANTLY IN THE LAST SEVERAL YEARS AND THE FDA HAS PUBLICLY STATED THAT COMPLIANCE WILL BE MORE STRICTLY SCRUTINIZED. IN THE EVENT THAT THE COMPANY IS DETERMINED TO BE IN NONCOMPLIANCE WITH FDA REGULATIONS, TO THE EXTENT THAT THE COMPANY IS UNABLE TO CONVINCE THE FDA OR STATE AGENCY OF THE ADEQUACY OF ITS COMPLIANCE, THE FDA OR STATE AGENCY HAS THE POWER TO ASSERT PENALTIES OR REMEDIES, INCLUDING INJUNCTION OR TEMPORARY SUSPENSION OF SHIPMENT UNTIL COMPLIANCE IS ACHIEVED. NONCOMPLIANCE MAY ALSO LEAD TO A RECALL OF PRODUCT. SUCH PENALTIES OR REMEDIES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         IN THE UNITED STATES, HEALTH CARE PROVIDERS THAT PURCHASE MEDICAL DEVICES, SUCH AS CONTIGEN IMPLANT, GENERALLY RELY ON THIRD-PARTY PAYORS, PRINCIPALLY FEDERAL MEDICARE, STATE MEDICAID AND PRIVATE HEALTH INSURANCE PLANS, TO REIMBURSE ALL OR PART OF THE COST OF THE PROCEDURE IN WHICH THE DEVICE IS USED. SUCH REIMBURSEMENT IS TYPICALLY AT A FIXED RATE ACCORDING TO DIAGNOSIS-RELATED GROUPS. CHANGES IN REIMBURSEMENT POLICIES COULD HAVE AN ECONOMIC IMPACT ON THE PURCHASE AND USE OF MEDICAL DEVICES. ALTHOUGH THE COMPANY'S AESTHETIC PRODUCTS ARE NOT GENERALLY SUBJECT TO REIMBURSEMENT, A MATERIAL DECREASE IN CURRENT REIMBURSEMENT LEVELS FOR TREATMENT OF ISD COULD HAVE A MATERIAL ADVERSE EFFECT ON SALES OF CONTIGEN IMPLANT AND ON THE COMPANY'S BUSINESS.

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


EXECUTIVE OFFICERS

         The Company has corporate officers that are not executive officers. As of September 13, 1996, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:


                                                                                                                        OFFICER
                    NAME                     AGE                                POSITION                                 SINCE
             -------------------------------------------------------------------------------------------------------------------
             Howard D. Palefsky              49    Chairman and Chief Executive Officer                                  1978
             Gary S. Petersmeyer             49    President and Chief Operating Officer                                 1995
             Deborah W. Berard               37    Vice President, Human Resources and Administrative Services           1991
             Pierre Comte, Ph.D.             48    Vice President, Collagen Corporation and Chief Executive              1996
                                                   Officer, LipoMatrix subsidiary
             David Foster                    39    Vice President, Finance and MIS, and Chief Financial Officer          1990
             Michael Levitt                  45    Vice President, Operations                                            1994
             Rebecca A. Stirn                43    Vice President, Global Marketing Strategy                             1996

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

                                    PART II



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

         In October 1995, the Company purchased approximately 844,000 shares of common stock or approximately 12% in Innovasive Devices, Inc. (of Marlborough, Massachusetts) FOR $4.0 MILLION AND entered into a collaborative product development agreement with Innovasive Devices, Inc. ("Innovasive Devices"). Innovasive Devices is a company that develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine
and arthroscopy segments of the orthopedic surgery market.   The Company and
Innovasive Devices are collaborating to develop certain resorbable or partially resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. OVER THE NEXT SEVERAL YEARS, THE COLLABORATION WILL REQUIRE THE COMPANY'S EXPERTISE WITH COLLAGEN-BASED BIOMATERIALS AND A SMALL PERCENTAGE OF THE COMPANY'S RESEARCH AND DEVELOPMENT ("R&D") EXPENDITURES.

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

         The Company increased its ownership position in Cohesion Corporation (of Palo Alto, California) from approximately 40% to 81% on May 29, 1996. Cohesion Corporation is a privately-held company that is developing novel biomaterials with superior performance characteristics in the areas of tissue adhesives, hemostats, biosealants, and adhesion prevention. In connection with the Company's investment in Cohesion Corporation, $3.0 million was allocated to in-process research and development, which was expensed at the time of the investment. THE COMPANY WILL PROVIDE MINIMAL R&D SUPPORT TO COHESION CORPORATION AS NEEDED. Cohesion Corporation anticipates that its lead product will begin clinical evaluation in the third or fourth quarter of fiscal 1997.

         On June 4, 1996, the Company entered into an in-licensing agreement with Tissue Technologies, Inc. (of San Francisco, California) to market WORLDWIDE a new implant for deep facial wrinkles. The product had received marketing clearance from the United States Food and Drug Administration ("FDA") in April 1996 under a 510(K) application and is anticipated to be launched in the United States in the second half of fiscal 1997, with subsequent launches internationally IF AND WHEN regulatory approvals are obtained. (FOR DISCLOSURE WITH RESPECT TO FUTURE MINIMUM PURCHASES REQUIRED BY THE AGREEMENT WITH TISSUE TECHNOLOGIES, INC., SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

         Additionally, on June 17, 1996, the Company entered into a distribution agreement with Biomatrix, Inc. (of Ridgefield, New Jersey) to market a new injectable product, Hylaform(R) viscoelastic gel for facial wrinkles. The Company paid $5.0 million for the distribution RIGHTS TO MARKET HYLAFORM(R) VISCOELASTIC GEL OUTSIDE OF THE UNITED STATES ON THE SIGNING OF THE AGREEMENT AND HAS THE OPTION TO PURCHASE THE UNITED STATES DISTRIBUTION RIGHTS IN THE FUTURE. Biomatrix, Inc. received CE mark approval for Hylaform(R) viscoelastic gel in December 1995, allowing this product to be marketed throughout Europe. The Company plans to begin marketing Hylaform(R) viscoelastic gel outside the United States in the second or third quarter in fiscal 1997. IN ADDITION, THE COMPANY WILL PAY A TRANSFER PRICE FOR PRODUCT SHIPMENTS, AS WELL AS ROYALTIES ON SALES OF THE IN-LICENSED PRODUCTS.

         In addition to internal R&D and joint product development arrangements, the Company has an active program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology on select market segments to bring products to market efficiently and to expand its proprietary knowledge.

RESULTS OF OPERATIONS

         The following table shows, for the periods indicated, the percentage relationship to product sales of certain items in the Consolidated Statements of Income.

                                                              Percent of Product Sales
                                                             ---------------------------
             Years ended June 30,                             1996       1995     1994
           -----------------------------------------------------------------------------
             Product sales                                       100%      100%     100%
             Other revenue                                         3%        1%       2%
             Costs and expenses:
                  Cost of sales                                   28%       26%      29%
                  Research and development                        18%       14%      15%
                  Selling, general and administrative             57%       45%      44%
                  Acquired in-process research and                26%        --       --
                             development
           -----------------------------------------------------------------------------
             Income (loss) from operations                      (26)%       17%      13%
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

      The table below outlines the two components of product sales for Contigen implant over the three year period.

             Years ended June 30,                                                  1996      1995      1994
           --------------------------------------------------------------------------------------------------
             (In millions)
             Shipments of Contigen implant to Bard                              $    .3    $ 13.4    $ 15.9
             Income from Bard's direct sales to physician customers                 5.9       3.1        .8
                                                                              -------------------------------
                                                                                $   6.2    $ 16.5    $ 16.7
                                                                              -------------------------------

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

         A number of uncertainties exist surrounding the marketing and distribution of Contigen implant and Collagraft bone graft products. The Company's primary means of distribution for these products is through third party firms, Bard, in the case of Contigen implant, and Zimmer, in the case of
Collagraft bone graft products.   The Company's business and financial results
could be adversely affected in the event that either or both of these parties are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry- wide pricing and cost containment pressures in health care.

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

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The charge for purchased in-process research and development ("in-process R&D") of $17.8 million in fiscal 1996 was due to the $14.8 million non-recurring charge related to the acquisition of LipoMatrix and the $3.0 million non- recurring charge related to the increase in ownership from approximately 40% to 81% in Cohesion Corporation. THE VALUE ATTRIBUTED TO IN-PROCESS R&D WAS DETERMINED BY AN INDEPENDENT APPRAISAL. SUBSTANTIAL EFFORT, INCLUDING CLINICAL TRIALS AND REGULATORY APPROVAL, STILL IS REQUIRED OVER THE NEXT SEVERAL YEARS BEFORE TRILUCENT CAN BE MARKETED IN THE UNITED STATES.

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

    UNTIL DECEMBER 1994, THE COMPANY'S POLICY WAS TO HEDGE MATERIAL FOREIGN CURRENCY TRANSACTION EXPOSURES. AT JUNE 30, 1996 AND 1995, NO FOREIGN CURRENCY TRANSACTION EXPOSURES WERE HEDGED. UNHEDGED NET FOREIGN ASSETS WERE $14.5 MILLION AND $10.4 MILLION AT JUNE 30, 1996 AND 1995, RESPECTIVELY.

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

         THE COMPANY'S CAPITAL REQUIREMENTS WILL DEPEND ON NUMEROUS FACTORS, INCLUDING MARKET ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE RESOURCES THE COMPANY DEVOTES TO THE DEVELOPMENT, MANUFACTURE AND MARKETING OF ITS PRODUCTS; THE PROGRESS OF THE COMPANY'S CLINICAL RESEARCH AND PRODUCT DEVELOPMENT PROGRAMS; THE EXTENT TO WHICH THE COMPANY ENTERS INTO COLLABORATIVE RELATIONSHIPS WITH THIRD PARTIES AND THE SCOPE OF THE COMPANY'S OBLIGATIONS IN SUCH RELATIONSHIPS; THE RECEIPT OF, AND THE TIME REQUIRED TO OBTAIN, REGULATORY CLEARANCES AND APPROVALS; THE RESOURCES REQUIRED TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY AND OTHER FACTORS. THE TIMING AND AMOUNT OF SUCH CAPITAL REQUIREMENTS CANNOT BE ACCURATELY PREDICTED. FUNDS MAY ALSO BE USED FOR THE ACQUISITION OF BUSINESSES, PRODUCTS AND TECHNOLOGIES THAT ARE COMPLEMENTARY TO THOSE OF THE COMPANY. THE COMPANY BELIEVES THAT ITS CURRENT SOURCES OF LIQUIDITY SHOULD BE ADEQUATE TO FUND ITS ANTICIPATED CAPITAL REQUIREMENTS THROUGH AT LEAST DECEMBER 31, 1997. HOWEVER, DURING THIS PERIOD OR THEREAFTER, THE COMPANY MAY REQUIRE ADDITIONAL FINANCING. THERE CAN BE NO ASSURANCE THAT SUCH ADDITIONAL FINANCING WILL BE AVAILABLE ON TERMS FAVORABLE TO THE COMPANY OR AT ALL.

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

         Competition. The medical device industry is characterized by rapidly evolving technology and increasing competition. At the present time there is a commercial product in the United States that is directly competitive with Zyderm and Zyplast implants, the Company's collagen- based products for cosmetic and reconstructive surgery. This product is a gelatin-based (denatured collagen) product for soft tissue augmentation presently being marketed in the United States and Canada. The Company is also aware of one foreign company which is marketing internationally a the collagen-based material for soft tissue augmentation. In addition, several companies are engaged in research and development activities relating to the use of collagen and other biomaterials for the correction of soft tissue defects. The Company's injectable collagen products also compete in the dermatology and plastic surgery markets with substantially different alternative treatments, such as surgery and topical applications. In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in medical applications anticipated to be addressed by the Company's Contigen implant and Collagraft bone graft products. Furthermore, several companies market mammary implants that do or will compete with the
Trilucent implant.   Some of these companies and institutions may, and with
respect to certain of the companies marketing products competitively Trilucent implant certainly do, have substantially greater capital resources; research and development staffs and facilities; and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of the Company. These companies and institutions may represent significant long-term competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by the Company or that would render the Company's technology and products obsolete or non-competitive. There can be no assurance that such potential competition will not have an adverse effect on the future business, financial condition or results of operations of the Company. Certain of the Company's collagen-based products, including the Zyderm implants, were manufactured and sold pursuant to an exclusive license from Stanford University under a United States patent, which expired in April 1993, covering the use of native, solubilized collagen for soft- tissue augmentation. The expiration of this patent may result in increased competition in the market for injectable collagen implants if and as other companies enter that market.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
         Financial Statements:
              Consolidated Balance Sheets at June 30, 1996 and 1995                                        34
              Consolidated Statements of Income for the fiscal years ended June 30, 1996, 1995 and 1994    35

              Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1996,
              1995 and 1994                                                                                36
              Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1996, 1995 and
              1994                                                                                         37
              Notes to Consolidated Financial Statements                                                   38

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

CONSOLIDATED BALANCE SHEETS

Years ended June 30,                                                          1996           1995
----------------------------------------------------------------------------------------------------
(In thousands, except share and per share amounts)
ASSETS
    Current assets:
      Cash and cash equivalents                                           $  21,676        $   6,155
      Short-term investments                                                  3,691            3,229
      Accounts receivable, less allowance for doubtful accounts
         ($375 in 1996 and $383 in 1995)                                      9,508           13,402
      Inventories                                                             9,563            5,056
      Other current assets                                                   11,496            5,568
                                                                          ---------        ---------
               Total current assets                                          55,934           33,410

    Property and equipment, net                                              15,147           16,506
    Intangible assets, net                                                    7,231            2,727
    Purchased intangibles and goodwill, net                                   7,593               --
    Investment in Target Therapeutics, Inc.                                  65,841           17,570
    Loans to officers and employees                                           2,024              759
    Other investments and assets                                              9,237            5,934
                                                                          ---------        ---------
                                                                          $ 163,007        $  76,906
                                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                    $   3,824        $   2,250
      Accrued compensation                                                    2,387            2,908
      Accrued liabilities                                                     9,482            7,954
      Income taxes payable                                                    7,588            5,902
      Notes payable                                                           5,079               --
                                                                          ---------        ---------
               Total current liabilities                                     28,360           19,014
    Long-term liabilities:
      Deferred income taxes                                                  27,674            8,478
      Other long-term liabilities                                             3,444            1,494
                                                                          ---------        ---------
               Total long-term liabilities                                   31,118            9,972
    Commitments and contingencies
    Minority interest                                                           528               --
    Stockholders' equity:
      Preferred stock, $.01 par value, authorized: 5,000,000
         shares;  none issued or outstanding                                     --               --
      Common shares, $.01 par value, authorized: 28,950,000 shares, issued: 10,575,614 shares (10,519,632 shares in 1995),
         outstanding: 8,775,614 shares (9,019,632 shares in 1995)               106              106
      Additional paid-in capital                                             64,844           63,855
      Retained earnings                                                      42,378           17,273
      Cumulative translation adjustment                                        (656)            (604)
      Unrealized gain on available-for-sale investments (1)                  34,549               --
      Treasury stock, 1,800,000 shares in 1996 (1,500,000 shares
         in 1995)                                                           (38,220)         (32,710)
                                                                          ---------        ---------
               Total stockholders' equity                                   103,001           47,920
                                                                          ---------        ---------
                                                                          $ 163,007        $  76,906
                                                                          =========        =========

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30,                                                     1996            1995            1994
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:
   Product sales                                                        $ 68,730        $ 71,560        $ 64,552
   Other                                                                   2,000           1,000           1,000
                                                                        --------        --------        --------
                                                                          70,730          72,560          65,552
                                                                        --------        --------        --------
Costs and expenses:
   Cost of sales                                                          19,312          18,584          18,940
   Selling, general and administrative                                    39,040          32,179          28,639
   Research and development                                               12,170           9,943           9,366
   Purchased in-process research and development                          17,800              --              --
                                                                        --------        --------        --------
                                                                          88,322          60,706          56,945
                                                                        --------        --------        --------
Income (loss) from operations                                            (17,592)         11,854           8,607
Other income (expense):
   Net gain on investments, principally Target Therapeutics, Inc.         82,093           5,110              --
   Equity in earnings of Target Therapeutics, Inc.                         1,430           2,417           1,675
   Equity in losses of other affiliates                                   (2,325)         (3,577)         (1,944)
   Interest income                                                         1,145             487             510
   Interest expense                                                         (296)            (91)             --
                                                                        --------        --------        --------
Income before income taxes and minority interest                          64,455          16,200           8,848
Provision for income taxes                                                37,985           7,440           3,928
Minority interest                                                           (182)             --              --
                                                                        --------        --------        --------
Net income                                                              $ 26,652        $  8,760        $  4,920
                                                                        ========        ========        ========
Net income per share                                                    $   2.94        $    .93        $    .50
                                                                        ========        ========        ========
Shares used in calculating per share information                           9,075           9,460           9,896
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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Unrealized                 Total
                                                      Additional               Cumulative     Gain on                   Stock-
 Years ended                               Common      Paid-In    Retained     Translation   Available                 holders'
 June 30, 1996, 1995 & 1994                 Stock      Capital    Earnings     Adjustment     for Sale    Treasury      Equity
                                                                                             Investment     Stock
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
                                          =========   =========   =========    =========    =========   =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended June 30,                                                   1996           1995           1994
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash flows from operating activities:
   Net income                                                       $ 26,652        $  8,760        $  4,920
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Purchased in-process research and development                   17,800              --              --
      Depreciation and amortization                                    6,378           4,368           3,909
      Equity in losses of affiliates                                     895           1,160             269
      Gain on investments, net                                       (82,093)         (5,110)             --
      Deferred income taxes                                           (6,660)            238             553
      Tax benefits relating to stock options                              26             383           1,338
      Decrease (increase) in assets:
       Accounts receivable                                             4,033          (1,161)         (2,968)
       Inventories                                                    (4,150)         (1,195)            306
       Other                                                          (1,828)           (737)             16
      Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other                   874           1,709             764
       Income taxes payable                                            1,686           1,651           1,720
       Other long-term liabilities                                       137             224            (126)
                                                                    --------        --------        --------
      Total adjustments                                              (62,902)          1,530           5,781
                                                                    --------        --------        --------
    Net cash provided by (used in) operating activities              (36,250)         10,290          10,701
                                                                    --------        --------        --------
Cash flows from investing activities:
   Net proceeds from sales of Target Therapeutics, Inc. stock         97,496           8,379              --
   Net proceeds from sale of other affiliate stock                     1,447              --              --
   Proceeds from sales & maturities of short-term investments          4,043           7,366          15,331
   Purchases of short-term investments                                (4,505)         (3,126)        (12,362)
   Expenditures for property and equipment                            (2,559)         (4,385)         (4,011)
   Increase in intangible and other assets                            (6,807)         (1,385)           (269)
   Equity investments and loans to affiliates                        (14,337)         (5,737)         (2,378)
   Acquisition of LipoMatrix, Inc., net of cash balances             (21,709)             --              --
   Accrued purchase consideration and other costs of
    acquisition of LipoMatrix                                            385              --              --
   Acquisition of Cohesion Corporation, net of cash balances          (1,256)             --              --
                                                                    --------        --------        --------
    Net cash provided by (used in) investing activities               52,198           1,112          (3,689)
                                                                    --------        --------        --------
Cash flows from financing activities:
   Repurchase of common stock                                         (5,510)        (11,282)        (13,847)
   Net proceeds from issuance of common stock                            963           2,302           2,910
   Cash dividends paid                                                (1,340)         (1,636)             --
   Proceeds from bank borrowings                                       5,460              --              --
                                                                    --------        --------        --------
    Net cash used in financing activities                               (427)        (10,616)        (10,937)
                                                                    --------        --------        --------
Net increase (decrease) in cash and cash equivalents                  15,521             786          (3,925)
Cash and cash equivalents at beginning of period                       6,155           5,369           9,294
                                                                    --------        --------        --------
Cash and cash equivalents at end of period                          $ 21,676        $  6,155        $  5,369
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

PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment which is stated at cost are provided on the straight-line method over estimated useful lives as follows:

                     Machinery and equipment                        5 - 10 years
                     Leasehold improvements                        Term of lease

INTANGIBLE ASSETS

         Intangible assets are amortized using the straight-line method. Patents are amortized over a seventeen-year period beginning with the effective date or over the remainder of such period from the date acquired. Trademarks are amortized over a twenty-year period beginning with the trademark filing dates. Purchased product distribution rights are amortized over THE LESSOR OF THE ESTIMATED USEFUL LIFE (GENERALLY FIVE YEARS) OR THE CONTRACT PERIOD.

PURCHASED INTANGIBLES AND GOODWILL

         The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over a period not exceeding seven years. The cost of identified intangibles is generally amortized on a straight-line basis over a period of seven years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. TO DATE NO SUCH IMPAIRMENT HAS BEEN INDICATED. SHOULD THERE BE INDICATION OF AN IMPAIRMENT IN THE FUTURE, THE COMPANY WILL CONFIRM THIS BY COMPARING THE UNDISCOUNTED EXPECTED FUTURE CASH FLOWS FROM THE IMPAIRED ASSETS TO THE CARRYING AMOUNT OF THE ASSETS. IF THE SUM OF THE ESTIMATED CASH FLOWS IS LOWER, AN IMPAIRMENT LOSS, MEASURED BY COMPARING THE FAIR VALUE OF THE ASSETS TO THEIR CARRYING AMOUNTS, IS RECORDED IF SIGNIFICANT. THE CASH FLOW ESTIMATES THAT WILL BE USED WILL BE BASED ON MANAGEMENT'S BEST ESTIMATES, USING APPROPRIATE AND CUSTOMARY ASSUMPTIONS AND PROJECTIONS AT THE TIME.

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


2.    BALANCE SHEET INFORMATION

             Years ended June 30,                                           1996                  1995
             --------------------------------------------------------------------------------------------
             (In thousands)
             Inventories:
                 Raw materials                                           $     1,148           $      684
                 Work-in-process                                               3,630                1,845
                 Finished goods                                                4,785                2,527
                                                                         -----------           ----------
                                                                         $     9,563           $    5,056
                                                                         ===========           ==========
             Other current assets:
                 Deferred taxes                                          $     5,104           $    3,142
                 Other                                                         6,392                2,426
                                                                         -----------           ----------
                                                                         $    11,496           $    5,568
                                                                         ===========           ==========
             Property and equipment:
                 Machinery and equipment                                 $    32,107           $   24,095
                 Leasehold improvements                                        6,862               11,937
                                                                         -----------           ----------
                                                                              38,969               36,032
                 Less accumulated depreciation and
                 amortization                                                (23,822)             (19,526)
                                                                         -----------           ----------
                                                                         $    15,147           $   16,506
                                                                          ===========           ==========
             Intangible assets:
                 Patents, trademarks and distribution rights             $     8,802           $    3,630
                 Organization costs*                                           1,892                1,887
                                                                         -----------           ----------
                                                                              10,694                5,517
                 Less amortization                                            (3,463)              (2,790)
                                                                         -----------           ----------
                                                                         $     7,231           $    2,727
                                                                         ===========           ==========
             Accrued liabilities:
                 Dividends payable                                       $       883           $      676
                 Treasury stock payable                                          976                   --
                 Other accrued liabilities                                     7,623                7,278
                                                                         -----------           ----------
                                                                         $    9 ,482           $    7,954
                                                                         ===========           ==========

* Organization costs are primarily related to the formation of Collagen International, Inc. and are fully amortized as of June 30, 1996.

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The following is a summary of available-for-sale securities (other than Target Therapeutics, Inc. stock):

               AMORTIZED COST WHICH APPROXIMATES ESTIMATED FAIR VALUE

               Years ended June 30,                                                        1996                 1995
               ---------------------------------------------------------------------------------------------------------
               (In thousands)
               Cash Equivalents:
                   Money market funds                                                    $    3,693          $      519
                   Corporate obligations                                                      8,836               1,638
                   United States Government obligations                                       1,988               --
                                                                                         ----------          ----------
                                                                                         $   14,517          $    2,157
                                                                                         ==========          ==========
               Short-term investments:
                   Municipal obligations                                                 $   --              $      972
                   Corporate obligations                                                      3,691               2,257
                                                                                         ----------          ----------
                                                                                         $    3,691          $    3,229
                                                                                         ==========          ==========

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

Condensed financial information for Target is shown below:

                               BALANCE SHEET INFORMATION

               As of June 30,                                                                                         1995
               --------------------------------------------------------------------------------------------------------------
               (In thousands)
               Current assets                                                                                      $   58,002
               Property and equipment                                                                                   7,704
               Other                                                                                                    6,484
                                                                                                                   ----------
               Total assets                                                                                        $   72,190
                                                                                                                   ==========
               Current liabilities                                                                                 $   11,110
               Long-term liabilities                                                                                      107
               Stockholders' equity                                                                                    60,973
               Total liabilities and stockholders' equity                                                          $   72,190
                                                                                                                   ==========
               Collagen Corporation's share of net assets                                                          $   17,570
                                                                                                                   ==========


               STATEMENT OF INCOME INFORMATION

               Years ended June 30,                                                              1995                  1994
               --------------------------------------------------------------------------------------------------------------
               (In thousands)
               Net sales                                                                     $      50,937         $   38,275
               Costs and expenses                                                                  (42,058)           (32,260)
               Interest and other income                                                             2,081              1,894
                                                                                             -------------         -----------
               Income before income taxes                                                           10,960              7,909
               Provision for income taxes                                                           (3,097)            (2,780)
                                                                                             -------------         -----------
               Net income                                                                    $       7,863         $    5,129
                                                                                             =============         ==========

         Target's common stock is quoted on The Nasdaq Stock Market. The closing price of Target's stock at June 30, 1996 was $41 per share. The Company held 1,605,888 shares of Target's common stock at June 30, 1996.

         At June 30, 1996, the Company's shares of Target common stock are classified as available-for-sale and have been recorded at the estimated fair
value of $65.8 million.   The $58.4 million unrealized gain ($65.8 million
estimated fair value less $7.4 million cost) on these available-for-sale securities has been reported as a separate component of stockholders' equity,
net of tax.   As of August 2, 1996, Target's closing stock price was $33-3/4 per share, resulting in a decrease of $11.6 million in the estimated fair value of the Company's holdings in Target Therapeutics, Inc.


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

         The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition.
Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. THE COMPANY CHARGED THE $14.8 MILLION ALLOCATED TO IN-PROCESS RESEARCH AND DEVELOPMENT TO EXPENSE AT THE DATE OF ACQUISITION IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 2, "ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS" ("SFAS #2"). THE IN-PROCESS RESEARCH AND DEVELOPMENT REPRESENTED RESEARCH AND DEVELOPMENT PROJECTS WHERE TECHNOLOGICAL FEASIBILITY HAS NOT YET BEEN ESTABLISHED, MAJOR REGULATORY MARKETING APPROVALS HAVE NOT YET BEEN OBTAINED AND WHERE THERE ARE NO ALTERNATIVE FUTURE USES OR MARKETS. The Company's results of operations for fiscal 1996, include LipoMatrix' results from August 22, 1995, through June 30, 1996.

         The unaudited pro forma results of operations of the Company for fiscal years 1996 and 1995, respectively, assuming the acquisition of LipoMatrix occurred on July 1, 1993, on the basis described above with all material intercompany transactions eliminated, are as follows:

             Years ended June 30,                                   1996                  1995
             -------------------------------------------------------------------------------------
             (In thousands, except income per share)
             Total revenues                                        $  70,745             $  72,560
             Net income                                               40,436                 3,054
             Net income per share                                       4.46                   .32



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

7.    COMMITMENTS

MINIMUM LEASE PAYMENTS

         Future minimum lease payments under noncancelable operating leases at June 30, 1996 are as follows:

             --------------------------------------------------------------------------------------------
              (In thousands)
                                                                                    1997       $    5,057
                                                                                    1998            4,682
                                                                                    1999            4,494
                                                                                    2000            3,467
                                                                                    2001            3,407
                                                                              Thereafter           10,753
                                                                                               ----------
             Total minimum lease payments                                                      $   31,860
                                                                                               ==========

         Rental expense was $5.3 million, $4.7 million and $4.6 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

MINIMUM PURCHASES

         Future minimum purchases required by the distribution agreement with Tissue Technologies, Inc. at June 30, 1996 are as follows:

              (In thousands)
             --------------------------------------------------------------------------------------------
                                                                                    1997       $      500
                                                                                    1998              750
                                                                                    1999            1,250
                                                                                    2000            1,438
                                                                                    2001            1,653
                                                                              Thereafter           10,440
                                                                                               ----------
             Total minimum purchases                                                           $   16,031
                                                                                               ==========


REVOLVING LINE OF CREDIT AGREEMENT

         In November 1994, the Company entered into a $7 million revolving line of credit with a bank, secured by shares of Target common stock held by the Company. The terms of this facility contain certain financial covenants and restricts the aggregate amount of cash dividends. In December 1995, the $7 million revolving line of credit was increased to $15 million. During fiscal 1996, $5 million was borrowed under this agreement leaving $10 million of this credit facility unused as of June 30, 1996, and no amounts were borrowed under this agreement as of June 30, 1995. Interest associated with this agreement is at the Company's option, based on either the prime rate plus 1/2% or the Eurodollar rate plus the lesser of 1-1/4% or the Alternate LIBOR applicable margin. Interest is payable QUARTERLY. Additionally, the Company is required to pay, on a MONTHLY basis, a commitment fee of 3/8 of 1% per annum of the unused portion. THE WEIGHTED AVERAGE INTEREST RATE WAS 8.1% ON THE OUTSTANDING SHORT-TERM BORROWINGS AT JUNE 30, 1996. THERE WERE NO OUTSTANDING SHORT-TERM BORROWINGS AT JUNE 30, 1995. This credit facility expires on November 15, 1997.

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

         Stock option activities under the stock option plans were as follows:

                                                                                                        NUMBER
                                                               NUMBER             OPTION PRICE        OF SHARES
                                                             OF SHARES           RANGE PER SHARE     EXERCISABLE
             ---------------------------------------------------------------------------------------------------
             Outstanding at June 30, 1994                    1,250,980      $   4.69 - $ 28.25         780,412
             Granted                                           142,350         17.88 -   25.00
             Exercised                                        (128,918)         5.13 -   22.75
             Canceled or expired                               (46,436)         5.50 -   26.50
                                                             -------------------------------------------------
             Outstanding at June 30, 1995                    1,217,976          4.69 -   28.25         851,702
             Granted                                           431,100         17.00 -   20.50
             Exercised                                         (22,154)        16.25 -   22.88
             Canceled or expired                              (145,249)         6.38 -   26.50
                                                             -------------------------------------------------
             Outstanding at June 30, 1996                    1,481,673      $   4.69 - $ 28.25         669,539
                                                             =================================================
             Available for grant at
             June 30, 1996                                     395,400
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


10.   INTERNATIONAL SALES AND DISTRIBUTION RIGHTS

         Export sales were $32.6 million in fiscal 1996, $26.1 million in fiscal 1995 and $20.8 million in fiscal 1994. THESE EXPORT SALES ARE PRIMARILY IN EUROPE ($23.8 MILLION, $19.4 MILLION AND $17.2 MILLION IN FISCAL 1996, 1995 AND 1994, RESPECTIVELY) AND THE PACIFIC RIM ($7.1 MILLION IN FISCAL 1996). NO OTHER GEOGRAPHIC REGION ACCOUNTED FOR TEN PERCENT OR MORE OF TOTAL SALES IN ANY FISCAL YEAR. The Company markets its products internationally directly in Canada, ten European countries, Australia and New Zealand and via distributors in other countries. During fiscal 1996, the Company paid commissions based upon a percentage of net sales to its former European distributor, whose contract expired in December 1995.


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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as
of   June 30, 1996 and June 30, 1995 are presented below:

             June 30,                                                                              1996          1995
             ------------------------------------------------------------------------------------------------------------
             (In thousands)
             Deferred tax liabilities:
                   Property, plant & equipment                                                    $    132      $     332
                   Intangible assets                                                                   512            651
                   Investments                                                                       3,154          7,491
                   Foreign earnings and credits (net)                                                   16              4
                   Unrealized gain on Target Therapeutics, Inc. stock                               23,860             --
                                                                                                  -----------------------
                        Total deferred tax liabilities                                              27,674          8,478
                                                                                                  -----------------------
             Deferred tax assets:
                   Accounts receivable                                                                 361            948
                   Inventories                                                                         472             15
                   State income taxes                                                                2,726            731
                   Equity in losses of affiliates                                                    5,665          3,419
                   Non-deductible accruals                                                           1,876          1,893
                   Other                                                                               608            360
                   Valuation allowance                                                              (5,940)        (3,595)
                                                                                                  -----------------------
                        Total deferred tax assets                                                    5,768          3,771
                                                                                                  -----------------------
                             Net deferred tax liabilities                                         $ 21,906      $   4,707
                                                                                                  =======================

         The valuation allowance increased by $2,345,000, $1,998,000 and $717,000 in fiscal 1996, 1995 and 1994, respectively. Significant components of the provision for income taxes are as follows:

             Years ended June 30,                                                      1996         1995           1994
             ------------------------------------------------------------------------------------------------------------
             (In thousands)
             Current:
                  Federal                                                           $ 36,793     $ 6,358         $  2,732
                  Foreign                                                                360         164              187
                  State                                                                7,491         979              456
                                                                                    -------------------------------------
                  Total current                                                       44,644       7,501            3,375
                                                                                    -------------------------------------
             Deferred:
                  Federal                                                             (5,971)       (368)             352
                  State                                                                 (688)        307              201
                                                                                    -------------------------------------
                  Total deferred                                                      (6,659)        (61)             553
                                                                                    -------------------------------------
                                                                                    $ 37,985     $ 7,440         $  3,928
                                                                                    =====================================

For financial reporting purposes, income before income taxes includes the following components:

             Years ended June 30,                                                     1996        1995       1994
             -----------------------------------------------------------------------------------------------------
             (In thousands)
             Domestic operations                                                    $ 85,816    $16,171     $8,636
             Foreign operations                                                      (21,361)        29        212
                                                                                    ------------------------------
                                                                                    $ 64,455    $16,200     $8,848
                                                                                    ==============================

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

             Years ended June 30,                                                     1996      1995      1994
             (In thousands)
             Income before income taxes                                             $64,455   $16,200    $8,848
                                                                                    ===========================
             Expected tax at 35%  or 34%                                            $22,559   $ 5,670    $3,008
             State income tax, net of  federal benefit                                4,422       832       434
             In-process research and development                                      6,230
             Net operating losses of subsidiaries for
               which no current benefit is realizable                                 2,166        80       (45)
             Equity in losses of affiliates                                           2,039     1,549       660
             Tax credits recognized                                                     (98)     (153)     (315)
             Foreign Sales Corporation benefit                                          (49)     (102)     (150)
             Benefit from favorable tax settlement                                     --        (543)     --
             Other                                                                      716       107       336
                                                                                    ---------------------------
                                                                                    $37,985   $ 7,440    $3,928
                                                                                    ===========================

13.   STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information:

             Years ended June 30,                                  1996          1995      1994
             ------------------------------------------------------------------------------------
             (In thousands)
             Cash paid during the year for:
                  Interest (net of capitalized interest)          $   296       $   91     $  -
                  Income taxes (net of refunds)                    42,817        5,518      (54)

             Non-cash financing activity:
                  Dividends declared                              $   883       $  676     $943


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

         2. Exhibits

EXHIBIT
 NUMBER        NOTES                                  DESCRIPTION
 ------        -----                                  -----------
  3.1           (9)       Certificate of Incorporation of Collagen Subsidiary, Inc.
  3.2           (9)       Certificate of Merger of Collagen Corporation, a California
                          corporation, into Collagen Subsidiary, Inc., a Delaware corporation

  3.3          (12)       By-Laws, as amended
 10.24          (1)       Collaborative Research and Distribution Agreement with Zimmer, Inc.
                          dated as of June 26, 1985
 10.27         (1)        Distribution Agreement between Registrant and Lederle (Japan), Ltd.
                          dated as of June 26, 1985
 10.34          (2)       Agreement for Sale and Leaseback of Manufacturing Facility between
                          Registrant and Heleasco Seven, Inc.
 10.36          (3)       Amended and Restated Development and Distribution Agreement with
                          C.R. Bard, Inc., dated as of August 4, 1989
 10.38          (4)       Agreement for Sale and Leaseback of Manufacturing Facility between
                          Registrant and Heleasco Seven, Inc. dated September 25, 1989
 10.39          (4)       Agreement for Sale and Leaseback of Manufacturing Facility between
                          Registrant and Heleasco Seven, Inc. dated December 29, 1989
 10.40          (4)       Amended and Restated Promissory Note of Dale A. Stringfellow, dated
                          September 7, 1990
 10.41          (4)       Amended and Restated Promissory Note Secured by Deed of Trust by
                          Dale A. Stringfellow, dated September 7,  1990
 10.42          (4)       1984 Incentive Stock Option Plan, as amended
 10.43          (4)       1985 Employee Stock Purchase Plan, as amended
 10.44         (12)       1990 Directors' Stock Option Plan, as amended
 10.46          (5)       Agreement between Registrant and Essex Chemie, A.G. dated November
                          19, 1990
 10.56          (6)       Lease Agreement dated June 1, 1992 by and between Registrant and
                          Harbor Investment Partners
 10.58          (6)       License and Option Agreement dated June 30, 1992 between Registrant and Research Development Foundation
 10.60          (7)       Amendments dated February 16, 1993 and February 18, 1993
                          respectively, to the Product Development and Distribution Agreement
                          dated January 18, 1985 by and between Registrant and Zimmer, Inc., originally filed as Exhibit  10.24 to Registrant's Form 10-K for the fiscal year ended June 30, 1985
10.61*          (7)       Letter Agreement, dated April 26, 1991 and May 21, 1993 by and between Collagen Corporation and A. Neville Pelletier





__________________________________

* Constitutes a management contract or compensatory contract, plan or arrangement.

 10.62          (8)       1994 Stock Option Plan
 10.63          (9)       Renewed Lease for 2500 Faber Place, Palo Alto, California dated
                          December 1, 1992 between Registrant and Leonard Ely, Shirley Ely,
                          Carl Carlsen and Mary L. Carlsen
 10.65*         (9)       Promissory Note of Howard D. Palefsky dated August 3, 1994
 10.66          (9)       Revised Form of Agreement Regarding Proprietary Information and
                          Inventions between Registrant and all employees or consultants
 10.67         (10)       Credit Agreement, dated November 15, 1994, by and between the Bank of New York and the Registrant, as amended January 24, 1995
 10.67(a)      (13)       Second Amendment, Third Amendment and Fourth Amendment dated June
                          30, 1995, September 30, 1995, an December 26, 1995, respectively, to Credit Agreement dated November 15, 1994 by and between the Bank of New York and the Registrant
 10.67(b)      (14)       Fifth Amendment, dated March 29, 1996, to Credit Agreement dated
                          November 15, 1994 by and between the Bank of New York and the
                          Registrant
 10.67(c)                 Sixth Amendment, dated June 28, 1996, to Credit Agreement dated
                          November 15, 1994 by and between the Bank of New York and the
                          Registrant
 10.68         (10)       Letter Agreement, dated October 7, 1994, by and between C.R. Bard.
                          Inc. and the Registrant, amending the Amended and Restated
                          Development and Distribution Agreement dated August 4, 1989 between the Parties originally filed as Exhibit 10.36 to the Registrant's
                          Form 10-K for the fiscal year ended June 30, 1989
 10.70*        (12)       Letter of Acceptance of Employment by and between Gary Petersmeyer and the Registrant, dated December 19, 1994
 10.71**       (12)       License, Supply and Option Agreement, dated March 24, 1995 by and between LipoMatrix, Incorporated and Registrant
 10.72**       (12)       Distributor Agreement dated March 24, 1995 by and between
                          LipoMatrix, Incorporated and Registrant
 10.73**       (12)       Coordination Agreement dated March 24, 1995, by and between
                          LipoMatrix Incorporated and Registrant's wholly owned subsidiary,
                          Collagen International Incorporated
 10.74*        (12)       Promissory Note of Howard D. Palefsky dated June 5, 1995
 10.75**       (12)       Letter Agreement, dated July 10, 1995 by and between C.R. Bard,
                          Inc. and the Registrant , amending the Amended and Restated
                          Development and Distribution Agreement dated August  4, 1989 between the Parties originally filed as Exhibit 10.36 to the
                          Registrant's Form 10-K for the fiscal year ended June 30, 1989





__________________________________

 * Constitutes a management contract or compensatory contract, plan or arrangement.
** Confidential treatment is requested for a portion of this document.

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
                          Erickson and the Registrant dated December 31, 1995
 10.81*                   Letter of Acceptance of Employment by Pierre Comte and the
                          Registrant dated March 21, 1995
 10.82                    Loan Agreement between the Registrant and Cohesion Corporation dated May 24, 1996
10.83**                   Worldwide Medical Product Distribution Agreement between Registrant and Tissue Technologies, Inc. dated June 4, 1996
10.84**                   Distribution Agreement between Registrant and Biomatrix, Inc. dated
                          June 17, 1996
10.87**                   DISTRIBUTION AGREEMENT BETWEEN REGISTRANT AND LEDERLE (JAPAN), LTD.
                          DATED JANUARY 1, 1996
  11.1                    Statement Regarding Weighted Average Common and Common Equivalent
                          Shares Used in Computation of Per Share Income
  21.1                    List of Subsidiaries
  23.1                    Consent of Ernst & Young LLP, Independent Auditors
  24.1                    Power of Attorney (see page 42)
  27.1                    Financial Data Schedule (EDGAR version only)

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


__________________________________

 * Constitutes a management contract or compensatory contract, plan or arrangement.
** Confidential treatment is requested for a portion of this document.

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

                              COLLAGEN CORPORATION

            FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1996


                               INDEX TO EXHIBITS



  Exhibit                                                                                      Sequentially
  Number                                         Exhibit                                       Numbered Page
--------------------------------------------------------------------------------------------------------------
  10.67(c)  Sixth Amendment, dated June 28, 1996, to Credit Agreement dated November 15,
            1994 by and between the Bank of New York and the Registrant
  10.81*    Letter of Acceptance of Employment by Pierre Comte and the Registrant dated
            March 21, 1995
  10.82     Loan Agreement between the Registrant and Cohesion Corporation dated May 24,
            1996
  10.83**   Worldwide Medical Product Distribution Agreement between Registrant and Tissue
            Technologies, Inc. dated June 4, 1996
  10.84**   Distribution Agreement between Registrant Biomatrix, Inc. dated June 17, 1996
  10.87**   DISTRIBUTION AGREEMENT BETWEEN REGISTRANT AND LEDERLE (JAPAN), LTD. DATED
            JANUARY 1, 1996
  11.1      Statement Regarding Weighted Average Common and Common Equivalent Shares Used
            in Computation of Per Share Income
  21.1      List of Subsidiaries
  23.1      Consent of Ernst & Young LLP, Independent Auditors
  24.1      Power of Attorney (see page 42)
  27.1      Financial Data Schedule (EDGAR version only)





__________________________________

 * Constitutes a management contract or compensatory contract, plan or arrangement.
**  Confidential treatment is requested for a portion of this document.