Form 10-K/A
period 1996-06-30
COLLAGEN CORP /DE
filed 1997-04-25
CIK 21686

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

         LipoMatrix produces the Trilucent implant in Neuchatel, Switzerland, where it maintains a facility with a quality system meeting the requirements of ISO9001 and EN46001 quality standards as certified by TUV and SQS Product Services in December 1994. Such certification ensures that the products conform to the essential requirements of the European Medical Directive and allows the CE marking to be placed on the product packages. LipoMatrix may experience disruptions in manufacturing as it manufactures increasingly larger quantities of products. In addition, it may experience a significant shortage of manufacturing capacity if its facility fails to operate as planned. GEOGRAPHIC AREA DATA WITH RESPECT TO THE OPERATIONS OF LIPOMATRIX IS NOT INCLUDED HEREIN, AS THE ASSOCIATED AMOUNTS HAVE NOT BEEN SIGNIFICANT.


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

         In October 1995, the Company purchased approximately 844,000 shares of common stock or approximately 12% in Innovasive Devices, Inc. (of Marlborough, Massachusetts) FOR $4.0 MILLION AND entered into a collaborative product development agreement (THE "DEVELOPMENT AGREEMENT") with Innovasive Devices, Inc. ("Innovasive Devices"). Innovasive Devices is a company that develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine
and arthroscopy segments of the orthopedic surgery market.   The Company and
Innovasive Devices are collaborating to develop certain resorbable or partially resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. PURSUANT TO THE TERMS OF THE DEVELOPMENT AGREEMENT, THE COMPANY IS PERFORMING DEVELOPMENT ACTIVITIES IN ACCORDANCE WITH A PROJECT PLAN AGREED UPON BY THE COMPANY AND INNOVASIVE DEVICES AND INNOVASIVE DEVICES IS REIMBURSING THE COMPANY FOR SUCH ACTIVITIES IN ACCORDANCE WITH THE PROJECT BUDGET. ACCORDINGLY, OVER THE NEXT SEVERAL YEARS, THE COLLABORATION WILL REQUIRE THE COMPANY'S EXPERTISE WITH COLLAGEN-BASED BIOMATERIALS AND A SMALL PERCENTAGE OF THE COMPANY'S RESEARCH AND DEVELOPMENT ("R&D") EXPENDITURES. IN THE EVENT THAT MARKETABLE PRODUCTS ARE DEVELOPED AS A RESULT OF THIS COLLABORATION, THE COMPANY WILL HAVE THE RIGHT TO DISTRIBUTE SUCH PRODUCTS FOR PLASTIC SURGERY AND DERMATOLOGY APPLICATIONS AND WILL ALSO HAVE RIGHTS (BUT NO OBLIGATION) TO MANUFACTURE SUCH PRODUCTS.

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


Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders,
Collagen Corporation

We have audited the accompanying consolidated balance sheets of Collagen Corporation as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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





__________________________________

 * Constitutes a management contract or compensatory contract, plan or arrangement.
** Confidential treatment is requested for a portion of this document.

 10.76         (11)       Stock Purchase Agreement dated August 22, 1995 between the
                          Registrant and certain stockholders of LipoMatrix, Incorporated
 10.77         (13)       Promissory Note between Howard D. Palefsky and the Registrant dated
                          December 11, 1995
 10.78         (15)       Bonus Agreement between Howard D. Palefsky and the Registrant dated
                          February 20, 1996
 10.79         (15)       Promissory Note between Howard D. Palefsky and the Registrant dated
                          February 20, 1996
 10.80         (14)       Amended and Restated Secured Loan Agreement between Ross R.
                          Erickson and the Registrant dated December 31, 1995
 10.81*        (16)       Letter of Acceptance of Employment by Pierre Comte and the
                          Registrant dated March 21, 1995
 10.82         (16)       Loan Agreement between the Registrant and Cohesion Corporation dated May 24, 1996
10.83**        (16)       Worldwide Medical Product Distribution Agreement between Registrant and Tissue Technologies, Inc. dated June 4, 1996
10.84**        (16)       Distribution Agreement between Registrant and Biomatrix, Inc. dated
                          June 17, 1996
10.87**                   DISTRIBUTION AGREEMENT BETWEEN REGISTRANT AND LEDERLE (JAPAN), LTD.
                          DATED JANUARY 1, 1996
  11.1         (16)       Statement Regarding Weighted Average Common and Common Equivalent
                          Shares Used in Computation of Per Share Income
  21.1         (16)       List of Subsidiaries
  23.1                    Consent of Ernst & Young LLP, Independent Auditors
  24.1         (16)       Power of Attorney
  27.1         (16)       Financial Data Schedule (EDGAR version only)

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

     (16) INCORPORATED BY REFERENCE TO THE SAME EXHIBITS FILED WITH REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1996


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

                        COLLAGEN CORPORATION

                        /s/ Norman L. Halleen
                        ------------------------
                        Norman L. Halleen
                        Vice President and
                        Chief Financial Officer

Dated: April 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                     Title                                  Date
--------------------------------------------------------------------------------------------------------------------
          *                             Chairman of the Board of Directors
-----------------------                                                                          April 22, 1997
Howard D. Palefsky

          *                             President, Chief Executive Officer, and Director         April 22, 1997
-----------------------                 (Principal Executive Officer)
Gary S. Petersmeyer

/s/ Norman L. Halleen                   Vice President and Chief Financial Officer
-----------------------                 (Principal Financial and Accounting Officer)             April 22, 1997
Norman L. Halleen

          *                             Director                                                 April 22, 1997
-----------------------
Anne L. Bakar

          *                             Director                                                 April 22, 1997
-----------------------
John R. Daniels, MD

          *                             Director                                                 April 22, 1997
-----------------------
William G. Davis

          *                             Director                                                 April 22, 1997
-----------------------
Reid W. Dennis

          *                             Director                                                 April 22, 1997
-----------------------
Craig W. Johnson, Esq.

          *                             Director                                                 April 22, 1997
-----------------------
Rodney Perkins, MD

          *                             Director                                                 April 22, 1997
-----------------------
Roger H. Salquist


*By: /s/ David J. Foster
    --------------------
    David J. Foster
    Attorney-in-Fact


                              COLLAGEN CORPORATION

            FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1996


                               INDEX TO EXHIBITS



  Exhibit                                                                                      Sequentially
  Number                                         Exhibit                                       Numbered Page
--------------------------------------------------------------------------------------------------------------
  10.87**   DISTRIBUTION AGREEMENT BETWEEN REGISTRANT AND LEDERLE (JAPAN), LTD. DATED
            JANUARY 1, 1996
  23.1      Consent of Ernst & Young LLP, Independent Auditors





__________________________________

 * Constitutes a management contract or compensatory contract, plan or arrangement.
**  Confidential treatment is requested for a portion of this document.