Form 10-Q
period 1997-03-31
COLLAGEN CORP /DE
filed 1997-05-15
CIK 21686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarter period ended March 31, 1997

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

As of April 30, 1997, Registrant had outstanding 10,736,179 shares of common stock, exclusive of 1,947,900 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX



PART I.           Financial Information                                Page No.
---------------------------------------                                --------
Consolidated Balance Sheets -
March 31, 1997 and June 30, 1996. . .  . . . . . . . . . . . . . . . . . .  . 3


Consolidated Statements of Operations-
Three and nine months ended March 31, 1997 and 1996. . . . . . . . . . . . . .4

Condensed Consolidated Statements of Cash Flows -
Nine months ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements . . . . . . .  . . .  6-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . . . .  11-20

Quantitative and Qualitative Disclosures About
Market  Risk.  .  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . N/A


PART II.          Other Information
-----------------------------------

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21-23

Signatures   . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .  24

                              COLLAGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                                March 31,               June 30,
                                                                                  1997                   1996*
                                                                             ----------------        ----------------
ASSETS
   Current assets:
      Cash and cash equivalents                                              $        12,529         $        21,676
      Short-term investments                                                           5,984                   3,691
      Accounts receivable, net                                                         8,912                   9,508
      Inventories, net                                                                13,840                   9,563
      Other current assets, net                                                        9,957                  11,496
                                                                             ---------------         ---------------
             Total current assets                                                     51,222                  55,934

   Property and equipment, net                                                        15,922                  15,147
   Intangible assets and goodwill, net                                                13,126                  14,824
   Investment in Target Therapeutics, Inc.                                            83,890                  65,841
   Other investments & assets, net                                                    14,284                  11,261
                                                                             ---------------         ---------------
                                                                             $       178,444         $       163,007
                                                                             ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                       $         2,753         $         3,824
      Other accrued liabilities                                                       12,858                  11,869
      Income taxes payable                                                             2,990                   7,588
      Notes payable                                                                    5,068                   5,079
                                                                             ---------------         ---------------
             Total current liabilities                                                23,669                  28,360

   Long-term liabilities:
      Deferred income taxes                                                           37,037                  27,674
      Other long-term liabilities                                                      3,854                   3,444
      Minority interest                                                                  141                     528
                                                                             ---------------         ---------------
             Total long-term liabilities                                              41,032                  31,646

   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.01 par value, authorized:   5,000,000 shares;
         none issued and outstanding                                                     ---                     ---
      Common stock, $.01 par value, authorized: 28,950,000 shares, issued: 10,735,975 shares at March 31, 1997 (10,575,614
         shares at June 30, 1996), outstanding: 8,788,075 shares at
         March 31, 1997 (8,775,614 shares at June 30, 1996)                              108                     106
      Additional paid-in capital                                                      66,576                  64,844
      Retained earnings                                                               41,265                  42,378
      Cumulative translation adjustment                                               (1,546)                   (656)
      Unrealized gain on available-for-sale investments                               48,106                  34,549
      Treasury stock, at cost, 1,947,900 shares at March 31, 1997
         (1,800,000 shares at June 30, 1996)                                         (40,766)                (38,220)
                                                                             ---------------         ---------------
             Total stockholders' equity                                              113,743                 103,001
                                                                             ---------------         ---------------
                                                                             $       178,444         $       163,007
                                                                             ===============         ===============

*    Amounts derived from audited financial statements.

                              COLLAGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)




                                                            Three Months Ended                Nine Months Ended
                                                                 March 31,                        March 31,
                                                        ---------------------------        -----------------------------
                                                             1997            1996               1997             1996
                                                        -----------     -----------        -----------     -------------
Revenues:
   Product Sales                                        $    16,527    $     16,587        $    52,369    $      50,410
   Other                                                        ---             ---                ---            2,000
                                                        -----------     -----------        -----------     ------------
                                                             16,527          16,587             52,369           52,410
                                                        -----------     -----------        -----------     ------------
Costs and expenses:
   Cost of sales                                              4,461           5,207             14,927           14,278
   Selling, general and administrative                       10,963          10,051             30,291           28,820
   Officer separation cost                                    2,006             ---              2,006              ---
   Research and development                                   4,558           3,424             13,244            8,928
   Acquired in-process research and development                 ---             ---                ---           14,800
                                                        -----------     -----------        -----------     ------------
                                                             21,988          18,682             60,468           66,826
                                                        -----------     -----------        -----------     ------------

Loss from operations                                         (5,461)         (2,095)            (8,099)         (14,416)

Other income (expense):
   Net gain on investments, principally
      Target Therapeutics, Inc.                                  ---         36,285              9,222           67,672
   Equity in earnings (losses) of affiliates, net              (133)           (690)              (730)            (783)
   Interest income                                              238             291                897              742
   Interest expense                                            (120)            (35)              (351)             (87)
                                                        -----------     -----------        -----------     ------------
Income (loss) before income taxes and minority
   interest                                                  (5,476)         33,756               939            53,128

Provision (benefits) for income taxes                        (1,726)         14,356              1,674           32,809
Minority interest                                              (189)            ---               (491)             ---
                                                        -----------     -----------        -----------     ------------

Net income (loss)                                       $    (3,561)    $    19,400        $      (244)    $     20,319
                                                        ===========     ===========        ===========     ============

Net income (loss) per share                             $      (.41)    $      2.14        $      (.03)    $       2.24
                                                        ===========     ===========        ===========     ============


Shares used in calculating per share information              8,764           9,084              8,806            9,086
                                                        ============    ===========        ===========     =============

                                       4

                              COLLAGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                                -----------------------
                                                                                  1997          1996
                                                                                ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                            $   (244)     $ 20,319
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Acquired in-process research and development                                  --          14,800
      Depreciation and amortization                                                4,524         4,429
      Equity in losses of affiliates                                                 730           783
      Gain on investments, net of taxes paid of $5.2 million and                  (4,051)      (34,680)
       $33.0 million in 1997 and 1996, respectively
      Other adjustments related to changes in
       assets and liabilities                                                     (5,461)       (1,036)
                                                                                --------      --------
    Net cash provided by (used in) operating activities                           (4,502)        4,615
                                                                                --------      --------

Cash flows from investing activities:
   Proceeds from sale of Target Therapeutics, Inc. stock, net of taxes paid        5,578        48,346
   Proceeds from sales and maturities of short-term investments                    4,675         4,043
   Purchases of short-term investments                                            (6,968)       (1,719)
   Expenditures for property and equipment                                        (3,901)       (1,769)
   Increase in intangible and other assets                                           (36)       (1,730)
   Expenditures for investments in and loans to affiliates                        (1,891)       (8,972)
   Acquisition of LipoMatrix, Incorporated, net of cash balances                    --         (22,608)
   Accrued purchase consideration and other costs of
    acquisition of LipoMatrix                                                       --           2,359
                                                                                --------      --------
    Net cash provided by (used in) investing activities                           (2,543)       17,950
                                                                                --------      --------

Cash flows from financing activities:
   Repurchase of common stock                                                     (2,547)       (3,034)
   Net proceeds from issuance of common stock                                      1,734           726
   Cash dividends paid                                                            (1,754)         (676)
   Net borrowing under bank loans                                                    465         5,070
                                                                                --------      --------
    Net cash provided by (used in) financing activities                           (2,102)        2,086
                                                                                --------      --------

Net increase (decrease) in cash and cash equivalents                              (9,147)       24,651

Cash and cash equivalents at beginning of period                                  21,676         6,155
                                                                                --------      --------

Cash and cash equivalents at end of period                                      $ 12,529      $ 30,806
                                                                                ========      ========

                              COLLAGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of Collagen Corporation (the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing and sale of medical devices. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in companies in which the Company has less than 20% interest with no readily determinable fair value are carried at cost or estimated realizable value, if less, and those with a readily determinable fair value are carried at market value.

     The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three and nine months ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1996 is from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1996.

     New Accounting Standards

     STOCK OPTIONS. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS#123"), which establishes a fair value method of accounting for stock options and other equity instruments. The Company adopted SFAS#123 beginning in fiscal year 1997 and will use the disclosure method for valuing stock-based compensation as described in the statement.

     EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS#128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS#128 is expected to result in no change to the Company's net loss per share for the three and nine months ended March 31, 1997, because stock options have been excluded from the current computation as they are antidilutive. The impact of SFAS#128 is expected to result in an increase to basic earnings per share for the three and nine months ended March 31, 1996, of $.04 per share, respectively. The Company has not yet determined what the impact will be on the calculation of the Company's fully diluted earnings per share.


2.   Inventories

     Inventories consist of the following (in thousands):



                                    March 31,                      June 30,
                                      1997                          1996
                                ----------------             ----------------
       Raw materials             $         1,133             $          1,148
       Work-in-process                     5,833                        3,630
       Finished goods                      6,874                        4,785
                                 ---------------             ----------------
                                 $        13,840             $          9,563
                                 ===============             ----------------

     Inventories increased approximately $4.3 million or 45%, to $13.8 million at March 31, 1997, compared to inventories of $9.6 million at June 30, 1996, resulting primarily from lower than expected sales of Trilucent(TM) breast implant ("Trilucent") and injectable collagen products and inventory build-up for the Company's new product line, Hylaform(R) viscoelastic gel ("Hylaform gel"). In response to the lower than expected current Trilucent sales, the Company has decreased its annual production level of Trilucent. The Company expects inventories at June 30, 1997, to be at the same level or slightly lower than at March 31, 1997.

3.   Investment in Target Therapeutics, Inc. (Boston Scientific Corporation)

     The Company accounts for its investment in Target Therapeutics, Inc. ("Target") as an available-for-sale equity security, which is carried at market value. During the three months ended March 31, 1997, the Company was precluded from selling any shares of Target common stock by mutual agreement and applicable pooling-of-interests restrictions with respect to the Target and Boston Scientific merger. During the nine months ended March 31, 1997, the Company sold 330,000 shares of Target common stock for a pre-tax gain of approximately $9.2 million. Target's common stock was quoted on The Nasdaq Stock Market prior to closing the merger with Boston Scientific on April 8, 1997. The closing price of Target's stock at March 31, 1997 was $65.75 per share. At March 31, 1997, the Company held 1,275,888 shares of Target's common stock.

     At June 30, 1996 and March 31, 1997, the Company's shares of Target common stock were recorded at the estimated fair value of $65.8 million and $83.9 million, respectively.

     The $58.4 million unrealized gain ($65.8 million estimated fair value less $7.4 million cost) at June 30, 1996, and the $78.0 million unrealized gain ($83.9 million estimated fair value less $5.9 million cost) at March 31, 1997, on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax.

     On January 20, 1997, Boston Scientific Corporation (of Natick, Massachusetts) and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. On April 8, 1997, the merger was completed and, as a result, the Company received approximately 1,365,200 shares of Boston Scientific in exchange for the Company's 1,275,888 shares of Target's common stock. Pursuant to the merger agreement, the Company is restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which is expected to occur during the quarter ending September 30, 1997.

     Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On April 30, 1997, the closing price of Boston Scientific common stock was $48.25 per share, resulting in a decrease of $18.0 million in the estimated fair value of the Company's holdings in Target/Boston Scientific from the value at March 31, 1997.

4.   Investment in Innovasive Devices, Inc.

     Prior to October 1996, the Company's 844,000 shares of common stock of Innovasive Devices, Inc. ("Innovasive Devices") were valued at cost or $4,064,000 due to restrictions which prevented the sale of any of the Company's shares of common stock of Innovasive Devices. At March 31, 1997, restrictions were no longer applicable on 541,000 shares of common stock which the Company holds in Innovasive Devices. As a result, the Company now carries the non-restricted portion of its investment in Innovasive Devices as an available-for-sale investment at market value, or $5.9 million, reflecting an unrealized gain of $3.3 million, which has been included in a separate component of stockholders' equity, net of tax. The remaining 303,000 restricted shares of common stock continue to be valued at cost.

     During the three and nine months ended March 31, 1997, the Company did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices' common stock is quoted on The Nasdaq Stock Market. The closing price of Innovasive Devices' common stock at March 31, 1997, was $11.00 per share. At March 31, 1997, the Company held approximately a 12% ownership position in Innovasive Devices.

5.   Stock Repurchase Program

     In February 1993, the Company's Board of Directors authorized a stock repurchase program. Since the inception of the stock repurchase program, the Company has repurchased 1,947,900 shares of its common stock at an average acquisition price of approximately $21 per share. During the nine months ended March 31, 1997, 147,900 shares were repurchased and as of such date, the Company is authorized to repurchase an additional 352,100 shares under the program. The Company currently plans to keep the repurchased shares as treasury stock and may use this stock in various company stock benefit plans.


6.   Officer Separation Cost

     The officer separation cost of $2.0 million, 12% and 4% of product sales, respectively, in the three and nine months ended March 31, 1997, was a charge related to Howard Palefsky's separation package in connection with Mr. Palefsky's resignation as the Company's Chief Executive Officer. Mr. Palefsky will continue to serve as Chairman of the Board of Directors and a consultant to the Company. The current period costs include payments made to the former officer and costs associated with an existing loan to Mr. Palefsky. In addition, by agreement, the Company expects to continue to make payments to Mr. Palefsky during the next two years.


7.   Income Taxes

     The provision for income taxes for the nine months ended March 31, 1997, was computed by determining income tax expense on year-to-date earnings, excluding losses from foreign subsidiaries for which no tax benefit is realizable, as well as other non-deductible items such as goodwill amortization. The provision for income taxes for the nine months ended March 31, 1996, was computed by applying the estimated annual income tax rate of approximately 54% (excluding the impact of the acquired in-process R&D charge in 1996 for which no tax benefit was available) to income before income taxes. The higher effective tax rate in the current year was primarily due to lower projected income for the year and the impact of non-deductible items such as losses from foreign subsidiaries, the amortization of a full year of goodwill and equity losses in affiliates.


8.   Per Share Information

     Net income (loss) per share for the three and nine months ended March 31, 1997 and 1996, have been computed based upon the weighted average number of common stock and, when dilutive, common stock equivalent shares outstanding. Shares used in the per share computations are as follows (in thousands):
                                       9

                                                                Three Months                 Nine Months
                                                                    Ended                       Ended
                                                                  March 31,                   March 31,
                                                          -------------------------    -----------------------
                                                             1997           1996        1997          1996
                                                          -----------     ---------    --------    -----------
       Primary:
       Common stock                                             8,764         8,885       8,806          8,931
       Stock options                                              ---           199         ---            155
                                                          -----------     ---------    --------    -----------

       Weighted average number of common stock
         and dilutive common stock equivalent
         shares equivalent shares outstanding                   8,764         9,084       8,806          9,086
                                                          ===========     =========    ========    ===========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Factors That May Affect Future Results of Operations" as well as those under the same heading in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996.


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



Aesthetic Technologies(TM) and Collagen Technologies Groups

The Board of Directors and management have reviewed various strategic alternatives to improve the market's recognition of the intrinsic value of the Company. As a result, the Company announced on January 8, 1997, that it will formally separate the Aesthetic Technologies(TM) Group, its profitable aesthetic and reconstructive surgery business, and form a new company, Aesthetic Technologies Corporation. Aesthetic Technologies Corporation will focus on developing its profitable aesthetic and reconstructive surgery business with strong and growing product offerings that encompass many new exciting technologies in aesthetic medicine. Management and the Board of Directors will continue to evaluate strategies for Aesthetic Technologies Corporation, which may include a public offering, a "spin-off" or a "split-off", among other alternatives. The timing and nature of these actions will depend upon tax, legal, market and other considerations.

The Company's other business activities consist primarily of the Collagen Technologies Group, which develops novel collagen and polymer materials, as well as internal and affiliate company-sponsored product development programs in the fields of orthopedics, soft-tissue repair, vascular surgery and ophthalmology. The Collagen Technologies Group also manufactures and sells Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), a division of Bristol Myers-Squibb Company. In addition, Collagen Technologies Group holds equity investments in and product development and supply agreements with four privately held affiliates and equity investments in two public companies, Boston Scientific Corporation (after its April 1997 acquisition of Target Therapeutics, Inc. ("Target") ) and Innovasive Devices, Inc. ("Innovasive Devices").

The planned formation of Aesthetic Technologies Corporation does not affect the presentation of the Company's financial results presented for the three and nine months ended March 31, 1997.

Results of Operations

The following tables show for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Operations.



                                                                      Percent of Product Sales

                                                         Three Months Ended             Nine Months Ended
                                                              March 31,                      March 31,
                                                      ---------------------------    ---------------------------
                                                         1997           1996            1997           1996
                                                      -----------    ------------    -----------    ------------

   Product sales                                         100%           100%            100%           100%
   Other revenues                                        ---             ---            ---              4%

   Costs and expenses:

        Cost of sales                                    27%             31%            29%             28%
        Selling, general and administrative              66%             61%            58%             57%

        Officer separation cost                          12%             ---             4%             ---

        Research and development                         28%             21%            25%             18%


Product sales. Product sales in the three months ended March 31, 1997 were $16.5 million, which were unchanged from the same prior-year quarter. Product sales of $52.4 million in the nine months ended March 31, 1997, increased approximately $2.0 million or 4%, compared to product sales of $50.4 million for the same prior-year period. The increase in sales for the nine months ended March 31, 1997, was primarily due to the increase in international sales of plastic surgery and dermatological products (which includes injectable collagen products, Trilucent(TM) breast implant ("Trilucent"), and Hylaform(R) viscoelastic gel ("Hylaform gel") ) and an increase in revenue from direct sales of Contigen(R) implant ("Contigen") to physician customers by C.R. Bard, Inc. ("Bard"), the Company's marketing partner for Contigen, partially offset by a decrease in sales of Collagraft bone graft products to the Company's marketing partner, Zimmer. (See "Operating income/loss" below.)

Worldwide sales of plastic surgery and dermatological products of $13.7 million for the three months ended March 31, 1997, decreased approximately $500,000 or 3%, compared to worldwide sales of plastic surgery and dermatological products of $14.2 million for the same prior-year period. Worldwide sales of plastic surgery and dermatological products for the nine months ended March 31, 1997 were $44.7 million, up 4 %, from sales of $43.2 million for the same prior-year period. The decrease in sales for the three months ended March 31, 1997, was due to lower sales of injectable collagen products, partially offset by sales from the Company's new product line, Hylaform gel. The increase in sales for the nine months ended March 31, 1997, was a result of an increase in sales in the Trilucent and Hylaform gel product lines. The Company believes that the sales growth in its dermatological products in the current fiscal year was a result of increased demand by consumers for a wide variety of aesthetic procedures and continued physician interest in cosmetic procedures not reimbursed by third-party payers.

Worldwide unit sales of plastic surgery and dermatological products for the three months ended March 31, 1997, decreased approximately 2% over the same prior-year period, as a result of lower international sales of injectable collagen products. Worldwide unit sales of plastic surgery and dermatological products for the nine months ended March 31, 1997, increased approximately 7 % over the same prior-year period. Domestically, implementation of United States marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients have favorably impacted overall unit sales, but have unfavorably impacted realized revenue per unit of product sold. The addition of Hylaform gel, which was launched in Europe in November 1996, has also favorably impacted overall unit sales.

During the three and nine months ended March 31, 1997, pursuant to terms of an agreement between the Company and Bard, the Company recorded revenue of $2.1 million and $5.6 million, respectively, from Bard based on Bard's direct sales of Contigen to physician customers. In June 1995, the Company announced that it expected to ship little, if any, Contigen to Bard due to excess inventory at Bard. The Company recorded minimal revenue from shipments of Contigen to Bard in the three and nine months ended March 31, 1997, and March 31, 1996. In April 1997, the Company announced that it had received orders from Bard and the Company will resume shipments of Contigen to Bard during the fourth quarter of fiscal 1997.

For the three and nine months ended March 31, 1997, sales of Collagraft bone graft products to Zimmer, were approximately $597,000 and $1.6 million, respectively, compared to $664,000 and $2.5 million in the same periods in the prior year. The decrease in sales in the current fiscal year periods was due to lower sales by Zimmer and a consequent decrease in shipments from the Company. The Company expects sales and shipments of Collagraft bone graft products for fiscal 1997 to be less than those recorded during fiscal 1996.

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

Other revenues. Other revenues in the nine months ended March 31, 1996 consisted of a final milestone payment of $2 million from Bard in accordance with an agreement between the Company and Bard.

Cost of sales. Cost of sales as a percentage of product sales was 27% and 29% for the three and nine months ended March 31, 1997, compared with 31% and 28% for the same periods in the prior year. The lower cost of sales as a percentage of product sales in the three months ended March 31, 1997, was primarily a result of an increase in the amount of units produced and an increase in Contigen royalties received with minimal cost of sales. The higher cost of sales as a percentage of product sales in the nine months ended March 31, 1997, was primarily a result of the change in product mix (i.e., Trilucent and Hylaform gel) which has resulted in higher costs per unit.

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

SG&A. Selling, general and administrative ("SG&A") expenses of $11.0 million in the three months ended March 31, 1997, increased approximately $.9 million or 9%, compared to SG&A expenses of $10.1 million for the same prior-year period. SG&A expenses of $30.3 million in the nine months ended March 31, 1997, increased approximately $1.5 million or 5%, compared to SG&A expenses of $28.8 million for the same prior-year period. The increase in SG&A expenses in the current fiscal quarter resulted primarily from the acceleration of expenses in preparation for trial in the Company's trade secrets lawsuit against Matrix Pharmaceuticals ("Matrix"). The increase in SG&A expenses in the current nine-month period resulted primarily from the acceleration of expenses in preparation for trial in the Company's trade secrets lawsuit against Matrix, the inclusion of nine months of SG&A expenses of LipoMatrix, Incorporated ("LipoMatrix"), the developer and manufacturer of Trilucent, and amortization expenses on purchased intangibles and goodwill resulting from the acquisition of LipoMatrix compared to seven months for the same period in the prior year. SG&A expenses as a percentage of product sales were 66% and 58% for the three and nine months ended March 31, 1997, respectively, compared to 61% and 57% for the same periods in the prior year. The higher SG&A expenses as a percentage of product sales in the three and nine months ended March 31, 1997, was primarily due to costs incurred to prepare for the Matrix lawsuit, partially offset by lower sales and marketing launch costs.

Officer separation cost. The officer separation cost of $2.0 million in the three and nine months ended March 31, 1997, 12% and 4% of product sales, respectively, was a charge related to Howard Palefsky's separation package in connection with Mr. Palefsky's resignation as the Company's Chief Executive Officer. Mr. Palefsky will continue to serve as Chairman of the Board of Directors and a consultant to the Company. The current period costs include payments made to the former officer and costs associated with an existing loan to Mr. Palefsky. In addition, by agreement, the Company expects to continue to make payments to Mr. Palefsky during the next two years.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $4.6 million and $13.2 million (28% and 25% of product sales) for the three and nine months ended March 31, 1997, an increase of 33% and 48% over $3.4 million and $8.9 million (21% and 18% of product sales), respectively, for the same periods in the prior year. The increase in R&D spending in the current fiscal quarter was primarily attributable to the inclusion of R&D expenses for Cohesion Corporation ("Cohesion") as a result of the Company increasing its ownership percentage to 81% in June 1996, the costs associated with the Trilucent clinical trial program in the United States and Europe, and the write-off of two abandoned patents. The increase in R&D spending in the current fiscal nine-month period was primarily attributable to the inclusion of nine months of LipoMatrix R&D expenses compared to seven months for the same period in the prior year, the inclusion of R&D expenses for Cohesion as a result of the Company increasing its ownership percentage to 81% in June 1996, the costs associated with the Trilucent clinical trial program in the United States and Europe, and the write-off of two patents. The Trilucent clinical trial program in the United States and Europe is expected to take several years and may involve multiple product design changes and clinical studies. The Company expects internal R&D spending in fiscal 1997 to be at levels higher than fiscal 1996 due to the inclusion of expenses of Cohesion and a full year of expenses for LipoMatrix.

Acquired in-process research and development. The charge for acquired in-process research and development ("in-process R&D") of $14.8 million in the nine months ended March 31, 1996, was a non-recurring charge related to the acquisition of LipoMatrix. The value attributed to in-process R&D was determined by an independent appraisal. Substantial effort, including clinical trials and regulatory approval, still is required before Trilucent can be marketed in the United States and in additional countries.

Operating income/loss. Operating loss was $5.5 million and $8.1 million for the three and nine months ended March 31, 1997, compared with operating losses of $2.1 million and $14.4 million for the same prior-year periods. The loss in the current fiscal quarter was primarily due to the acceleration of expenses in preparation for trial in the Company's trade secrets lawsuit against Matrix, a non-recurring charge for officer separation costs, and the costs associated with commencing Trilucent clinical trials in the United States and Europe. The loss in the current nine-month period was primarily due to the acceleration of expenses in preparation for trial in the Company's trade secrets lawsuit against Matrix, a non-recurring charge for officer separation costs, the inclusion of nine months of LipoMatrix operating expenses compared to seven months for the same period in the prior year, the inclusion of the operating results of Cohesion, and the costs associated with commencing Trilucent clinical trials in the United States and Europe. The Company's consolidated $14.4 million operating loss for the nine months ended March 31, 1996, was primarily due to the $14.8 million acquisition-related, non-recurring in-process R&D charge related to LipoMatrix.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net decrease of $304,000 on equivalent local currency basis, resulting from a decrease of approximately $417,000 in revenue, partially offset by a decrease of approximately $113,000 in operating expenses. Compared with foreign exchange rates for the same prior-year period, the impact of foreign exchange rates in the current fiscal nine-month period on operating income was a net decrease of $123,000 on equivalent local currency basis, resulting from a decrease of approximately $559,000 in revenue, partially offset by a decrease of approximately $436,000 in operating expenses. Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1996 and March 31, 1997, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $14.5 million and $9.1 million at June 30, 1996 and March 31, 1997, respectively.

Gain on investments, net. In the three months ended March 31, 1997, the Company was precluded from selling any shares of Target Therapeutics, Inc. ("Target") common stock by mutual agreement and applicable pooling-of-interests restrictions with respect to the Target and Boston Scientific merger. In the nine months ended March 31, 1997, the Company recorded a gain on investments of $9.2 million ($4.0 million after taxes of $5.2 million), resulting from the sale of 330,000 shares of Target common stock. Pursuant to the merger agreement, the Company is restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which is expected to occur during the quarter ending September 30, 1997.

Equity in earnings/losses of affiliate companies. Equity in losses of affiliate companies was approximately $133,000 for the three months ended March 31, 1997, compared to equity in losses of approximately $690,000 for the same prior-year quarter. For the nine months ended March 31, 1997, equity in losses of affiliate companies was approximately $730,000 compared with losses of approximately $783,000 in the same prior-year period.

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

Interest income. Interest income was $238,000 and $897,000 for the three and nine months ended March 31, 1997, respectively, compared with $291,000 and $742,000 for the same periods in the prior year. The decrease in the current fiscal quarter was primarily due to lower average short-term investment balances, resulting from restrictions placed on the Company's ability to sell its shares of Target common stock. The increase in the current fiscal nine-month period was primarily due to higher average short-term investment balances, resulting primarily from the sale of Target stock.

Income tax. The provision for income taxes for the nine months ended March 31, 1997, was computed by determining income tax expense on year-to-date earnings, excluding losses from foreign subsidiaries for which no tax benefit is realizable, as well as other non-deductible items such as goodwill amortization. The provision for income taxes for the nine months ended March 31, 1996, was computed by applying the estimated annual income tax rate of approximately 54% (excluding the impact of the acquired in-process R&D charge in 1996 for which no tax benefit was available) to income before income taxes. The higher effective tax rate in the current year was primarily due to lower projected income for the year and the impact of non-deductible items such as losses from foreign subsidiaries, the amortization of a full year of goodwill and equity losses in affiliates.

Liquidity and Capital Resources

At March 31, 1997, the Company's cash, cash equivalents and short-term investments were $27.4 million compared to $25.4 million at June 30, 1996. Net cash used in operating activities was approximately $4.5 million in the nine months ended March 31, 1997, compared to approximately $4.6 million of net cash provided by operating activities for the same prior-year period.

The $4.5 million of net cash used in operating activities in the nine months ended March 31, 1997, was mainly attributable to a $4.6 million decrease in income taxes payable resulting from estimated payments made related to the sales of Target stock, a $4.3 million increase in inventory, and a $.9 million unfavorable foreign currency translation impact, partially offset by $1.3 million of net income after adjusting for depreciation and amortization expense, equity in losses (earnings), gain on investments (net of taxes paid) and loss on disposal of fixed assets and intangibles, a $1.8 million decrease in miscellaneous receivables related to the sales of Target stock, a $1.6 million provision for costs associated with a senior officer's loan, and a $.6 million decrease in accounts receivable. The inventory increase resulted primarily from lower than expected sales of Trilucent(TM) breast implant ("Trilucent") and injectable collagen products and inventory build-up for the Company's new product line, Hylaform(R) viscoelastic gel ("Hylaform gel"). In response to the lower than expected current Trilucent sales, the Company has decreased its annual production level of Trilucent. The Company expects inventories at June 30, 1997, to be at the same level or slightly lower than at March 31, 1997.

The $4.6 million of net cash used in investing and financing activities in the nine months ended March 31, 1997, was primarily due to payments of $7.0 million to purchase short-term investments, capital expenditures of approximately $3.9 million, payments of approximately $2.5 million to repurchase 147,900 shares of the Company's common stock at an average acquisition price of approximately $17.00 per share, payments of approximately $1.9 million for additional investments in affiliates, and payment of cash dividends of approximately $.9 million and $.9 million to the Company's stockholders in July 1996 and January 1997, respectively, partially offset by proceeds of $5.6 million net of taxes paid ($10.8 million proceeds less taxes paid of $5.2 million) from the sale of 330,000 shares of common stock of Target by the Company during the period, $4.7 million proceeds received from the sale of short-term investments, and $1.7 million from the issuance of approximately 160,000 shares of the Company's common stock.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $10 million in fiscal 1997. As of March 31, 1997, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $5.8 million. In November 1996, the Company's Board of Directors declared a cash dividend of 10 cents per share to stockholders of record on December 16, 1996. This dividend totaled approximately $869,000 and was paid to stockholders on January 15, 1997. The Company anticipates that the Board of Directors will review the possibility of declaring an additional dividend before the end of the current fiscal year. Additionally, in June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 147,900 shares as of March 31, 1997.

The Company's principal sources of liquidity include cash generated from operations, sales of Target stock, and its cash, cash equivalents and short-term investments. During the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings of Target's common stock. Between July 1, 1994 and March 31,

1997, the Company sold an aggregate of 3,312,500 shares of Target common stock (adjusted for a two-for-one stock split in December 1995) for an aggregate pre-tax gain of approximately $101.1 million ($116.6 million proceeds less cost basis of $15.5 million). At March 31, 1997, the Company held 1,275,888 shares of Target's common stock. The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rules 144 and 145, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. On January 20, 1997, Boston Scientific Corporation (of Natick, Massachusetts) and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. On April 8, 1997, the merger was completed and, as a result, the Company received approximately 1,365,200 shares of Boston Scientific in exchange for the Company's 1,275,888 shares of Target's common stock. Pursuant to the merger agreement, the Company is restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which is expected to occur during the quarter ended September 30, 1997.

In addition, the Company established a $7.0 million revolving credit facility with a bank in November 1994, which was subsequently increased to $15.0 million in December 1995. As of March 31, 1997, $10.0 million of this credit facility remained unused. Additionally, the Company has a $2.8 million (4.1 million Swiss Francs) credit facility that was established by LipoMatrix prior to the Company's acquisition of LipoMatrix, of which $802,000 (1.2 million Swiss Francs) remained unused as of March 31, 1997.

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

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sale of medical devices in the U.S., including labeling, advertising and record keeping. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, as well as product recalls, both inside and outside of the U.S. could adversely affect the Company. The Company is pursuing a Trilucent clinical trial program in Europe and the United States, which is expected to take several years and may involve multiple product design changes and clinical studies. At this time, the Company has no further plans to expand the existing studies beyond previously scheduled patients. The data generated in the program would constitute part of a Pre-Market Application ("PMA") submission to permit marketing in the United States. The PMA must be approved prior to market launch of the product.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996.

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION


Item 1.  Legal Proceedings


          On December 21, 1994, the Company filed suit against Matrix Pharmaceutical, Inc., ("Matrix") alleging fraud, misappropriation of trade secrets, unfair competition, breach of fiduciary duty, inducing breach of contract, breach of duty of loyalty and tortious interference. The Company alleges that Matrix, which uses collagen for certain drug delivery applications, unlawfully obtained the Company's confidential and proprietary information relating to Collagen's products and operations by hiring ten former employees that the Company alleges had access to or were knowledgeable about the Company's proprietary information. On February 12, 1995, Matrix denied the Company's allegations and filed a cross-complaint charging the Company with, among other things, unfair competition, defamation and restraint of trade. Matrix also has requested certain declaratory relief. Howard Palefsky, the Company's Chairman of the Board of Directors, was personally named as an additional defendant to the Matrix defamation charge. On September 24, 1996, a Demurrer and Motion to Strike Matrix's third amended complaint was sustained in Collagen's favor, dismissing Matrix's anti-trust and common law restraint of trade claims.


          The Company's motion for summary judgment on Matrix's counterclaims (defamation, breach of contract and implied covenant, and unfair competition) was denied, although the Company was successful in dismissing some of Matrix's affirmative defenses to the Company's claims. The Company has filed a petition of writ of mandate seeking appellate review of the denial of summary judgment on the defamation and breach of contract and implied covenant claims. A trial date has been rescheduled for May 21, 1997. At that time, the court is expected to rule on several pending motions, including motions relating to discovery matters and the conduct of the trial.



Item 2.    Changes in Securities

               None



Item 3.    Defaults Upon Senior Securities

                 None



Item 4.   Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None



Item 6.  Exhibits and Reports on Form 8-K

           A.  Exhibits

           Exhibit 10.87 - Agreement between Howard D. Palefsky and the Registrant dated March 15, 1997

           Exhibit 10.88 - Employment Agreement between Gary Petersmeyer and the Registrant dated February 7, 1997

           Exhibit 10.89 - Form of Management Continuity Agreement between certain officers of the Company and the Registrant dated February 7, 1997

           Exhibit 27 - Financial Data Schedule



           B.  Reports on Form 8-K

           None

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS


Exhibit Number                    Description
-------------                     -----------
Exhibit 10.87       Agreement between Howard D. Palefsky and the Registrant
                    dated March 15, 1997

Exhibit 10.88       Employment Agreement between Gary Petersmeyer and the
                    Registrant dated February 7, 1997

Exhibit 10.89       Form of Management Continuity Agreement between certain
                    officers of the Company and the Registrant dated February 7,
                    1997

Exhibit 27          Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        COLLAGEN CORPORATION





Date: May 12, 1997                      /s/ Norman Halleen
                                        ------------------

                                        Norman Halleen
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)