Form 10-K
period 1997-06-30
COLLAGEN CORP /DE
filed 1997-09-29
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_____________ to _______________

                         Commission file number: 0-10640

                              COLLAGEN CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  94-2300486
    (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or                        Identification No.)
           organization)

   2500 FABER PLACE, PALO ALTO, CA                                        94303
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (650) 856-0200

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.01 PAR VALUE
                                                             PREFERRED SHARE PURCHASE RIGHTS
                                                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 5, 1997, on the Nasdaq Stock Market, was approximately $86,380,886. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 5, 1997, Registrant had 8,822,064 shares of Common Stock outstanding.

Parts of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference to Parts III and IV of this Form 10K Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Collagen Corporation (the "Company") designs, develops, manufactures and markets on a worldwide basis high quality biocompatible products for the treatment of defective, diseased, traumatized or aging human tissues with the goal of superior physician and patient satisfaction for its products. The Company has grown by identifying medical applications for its technology, developing innovative products and building markets with respected healthcare professionals, either directly or with marketing and technology partners. The Company's core products are principally used in aesthetic and reconstructive applications, the treatment of stress urinary incontinence, and bone repair. The Company focuses on the development of new products based upon biomaterials, especially collagen, for sale in human healthcare markets worldwide.

CORE TECHNOLOGY

         The foundation of the Company's current business is the collagen protein family, around which the Company has developed proprietary technology and patented materials, processes and uses. Collagen is a family of naturally occurring proteins that serve as the basic structural building blocks of the tissues found in skin, cartilage, bone, tendons, ligaments, arterial walls, nerve sheaths and other organs and tissues of the body. Collagen is present in all mammals in higher concentration than any other protein and is quite similar among species. There are at least fifteen types of collagen, the most common of which is the type primarily used in the Company's collagen-based commercial products and products under development.

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

         In August 1995, the Company acquired additional proprietary technology when the Company entered into a stock purchase agreement with certain of the stockholders of LipoMatrix, Incorporated of Neuchatel, Switzerland ("LipoMatrix"), a developer and the manufacturer of the Trilucent(TM) breast implant ("Trilucent implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. The Company also entered into a stock purchase agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. The acquisition of LipoMatrix, which was completed in January 1996, was accounted for as a purchase and had an aggregate purchase price of approximately $23.7 million.

         LipoMatrix is developing a proprietary line of breast implants, Trilucent implant. The Company currently markets its Trilucent breast implant with a soybean oil-based filler in certain international markets. Unlike silicone and saline gel filled implants, the Trilucent implant is designed to be radiolucent to facilitate effective mammography.

STRATEGY

         The Company's strategy consists of the following principal elements:

         EXPAND EXISTING PRODUCT LINES. The Company introduced the first injectable product for the treatment of lines, wrinkles and scars and the Company's facial enhancement products have been used by more physicians and patients than any competitive products. The Company has a history of introducing new and improved collagen-based and non collagen-based products, and the Company intends to continue to modify and enhance its existing product lines, for facial enhancement, breast augmentation, reconstruction and replacement, and other aesthetic applications in order to meet the needs and preferences of a growing market of patients and physicians. The Company's current strategic technology objectives include improving the clinical persistence of collagen materials, reducing or eliminating allergic reactions arising from bovine-source collagen, finding an alternative homogenous non-human source of collagen and expanding the sizes, profiles and textures of its breast implant lines.

         ACQUIRE AND IN-LICENSE COMPLEMENTARY PRODUCTS AND TECHNOLOGIES. The Company actively seeks to meet the increasing demand for aesthetic and reconstructive products by acquiring and in-licensing products, new technologies and product distribution rights. For example, in fiscal 1996 and 1997, the Company acquired exclusive rights to distribute Hylaform(R) viscoelastic gel ("Hylaform gel") in certain international countries, SoftForm(TM) facial implant ("SoftForm implant") and Refinity(TM) Medical Skin Solutions ("Refinity skin solutions"). The Company intends to continue to identify, evaluate and acquire complementary products and technologies that can provide effective, safe and innovative solutions to the aesthetic and reconstructive needs of patients.

         LEVERAGE PHYSICIAN RELATIONSHIPS. The Company has established close relationships with its dermatologist and plastic surgeon customers and a strong reputation among patients in the sixteen years since the introduction of its first commercial product. The Company utilizes physician feedback to develop new products, enhance existing products and design training programs which improve the use of the Company's products. The Company is continuing to enhance its relationships with physicians by designing and implementing innovative programs to improve practice economics and patient satisfaction, such as the Collagen Specialist Program.

         IMPROVE UTILIZATION OF WORLDWIDE DISTRIBUTION NETWORK. The Company has developed a worldwide distribution network, comprised of a direct sales force in the United States and certain international markets, distributors in other international markets and a marketing partner, Bard, for Contigen implant. This distribution network is experienced in selling technologically advanced products for aesthetic and reconstructive applications, thereby enabling the Company to more rapidly and effectively introduce newly developed, acquired and in-licensed products. The Company believes that the increased utilization of the existing distribution network will lead to increased operating margins.

         OPTIMIZE MANUFACTURING INFRASTRUCTURE. The Company has invested in and successfully developed the necessary infrastructure to manufacture significant volumes of aesthetic and reconstructive products, thereby positioning the Company to increase profitability through greater utilization of its existing infrastructure. The Company expects to reduce per unit manufacturing costs by utilizing excess capacity and, where appropriate, by outsourcing the manufacturing of certain high incremental-cost products.

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

         In order to facilitate the Company's overall strategy, during fiscal 1996 the Company reorganized its efforts into two operating divisions, the Aesthetic Technologies Group and the Collagen Technologies Group. As previously announced, the Company has taken further steps to separate these businesses and has formed a wholly-owned subsidiary, Aesthetic Technologies Corporation ("Aesthetic Technologies"). Aesthetic Technologies was formed to capitalize on the Company's long-time medical franchises in plastic surgery, dermatology and aesthetic medicine and focuses on cosmetic and reconstructive medical technology products. The Collagen Technologies Group, on the other hand, is focused on the development (by the Company and its affiliates) of products and businesses utilizing innovative collagen-based medical technologies. Where applicable, the following discussions will be distinguished between these two businesses.

PRODUCTS

AESTHETIC TECHNOLOGIES:

         Aesthetic Technologies offers products for soft tissue reconstruction and augmentation, breast reconstruction and augmentation, skin care and stress urinary incontinence. In the United States, the Company markets a line of collagen-based injectable products, Zyderm(R) I implant and Zyderm(R) II implant (collectively, "Zyderm implants") and Zyplast(R) implant ("Zyplast implant"), for soft tissue augmentation of the face. The Company has recently launched a new product for subdermal soft tissue reconstruction and augmentation, the SoftForm implant, made of ePTFE, expanded polytetrafluoroethylene, a non-resorbable material. Internationally, the Company markets its Zyderm and Zyplast injectable implants for the face; Trilucent implant for breast reconstruction, augmentation and replacement of previously implanted breast implants; and Hylaform gel, an injectable gel for facial wrinkles and scars that does not require a skin sensitivity test. The Company currently plans to introduce Refinity skin solutions, a line of alpha hydroxy acid (AHA) based skin care products, in the United States and certain international markets in 1998. In addition, the Company's product for stress urinary incontinence, Contigen(R) Bard collagen implant ("Contigen implant"), is currently marketed on a worldwide basis through the Company's marketing partner, C.R. Bard, Inc. ("Bard").

FACIAL ENHANCEMENT PRODUCTS

         ZYDERM AND ZYPLAST IMPLANTS. The Company's collagen-based injectable product line for the treatment of skin contour defects includes Zyderm implants and Zyplast implant. Zyplast implant is a collagen product molecularly cross-linked with glutaraldehyde. Zyderm and Zyplast implant treatments replenish the skin's natural collagen support layer, smooth facial lines and many types of scars, and can produce an immediate visible difference in the appearance of a patient's skin. The implants are dispersed in a saline solution containing a small amount of lidocaine, a local anesthetic, and injected with a fine gauge needle into depressed layers of skin to elevate the area to the level of the surrounding skin surface. As a result, Zyderm and Zyplast implants can minimize lines and scars. Depending on the need and the product (or product combination) used, many patients can achieve correction of wrinkles or scars in one treatment session. The implants take on the texture and appearance of human tissue and are subject to similar stresses and aging processes. Consequently, supplemental treatments are necessary after initial treatment, depending on the location and original cause of the skin deformity. On average, patients require two to four treatments per year to maintain the desired result.

         Zyderm implants were formulated especially for people with small or superficial contour defects. These implants are particularly effective in smoothing delicate frown and smile lines and fine creases that develop at the corners of the eyes and above and below the lips, and can also help correct certain kinds of shallow scars. Zyplast implants, which are the most persistent of the collagen-based implants, are cross-linked with glutaraldehyde, are designed to treat depressions requiring a stronger material and can be used for more pronounced contour problems (such as deeper scars, lines and furrows) and for areas upon which more force is exerted (such as the corners of the mouth). Zyderm and Zyplast implants may be used alone or in conjunction with one another.

         The Company markets its Zyderm and Zyplast implant products worldwide to dermatologists, plastic surgeons, and other physicians. The Company estimates that over one million patients worldwide have been treated with a collagen-based injectable product of the Company, of which approximately 920,000 patients are in the United States and Canada and approximately 575,000 are in international markets.

         HYLAFORM GEL. The Company has extended its injectable product line with Hylaform gel, a product which can be used without a skin sensitivity test. The Company has acquired exclusive distribution rights in certain international markets from Biomatrix, Inc. ("Biomatrix") to sell Hylaform gel for facial wrinkles and scars. Hylaform is a viscoelastic product made from hylan B, a biopolymer created by cross linking hyaluronan molecules. Hyaluronan is the elastoviscous polysaccharide present in the intercellular matrix of nearly all human tissues. Hyaluronan plays an important role in the skin's hydration and viscoelasticity. Over time, the hyaluronan content in skin decreases, contributing to the aging appearance of skin. Due to its unique cross-linking to hylan B, Hylaform gel has a higher water content and greater elastic properties than other hyaluronan-derived products.

         Since hyaluronan is neither tissue-specific nor species-specific, Hylaform gel can be used without a skin test. In addition, Hylaform gel has a chemical structure that is completely different from that of bovine collagen and does not contain any bovine protein. Hylaform gel allows same day treatment of facial wrinkles and scars, giving patients and doctors an additional treatment option.

         Biomatrix received CE mark approval for Hylaform gel in December 1995, allowing this product to be marketed throughout Europe. The Company began marketing Hylaform gel in several European countries in fiscal 1997. The Company holds exclusive marketing and distribution rights to Hylaform gel outside the United States and has the option to acquire the United States distribution rights in the future. The exclusivity of the license will terminate if the Company fails to meet certain sales goals. The Company plans to introduce Hylaform gel in additional international markets following receipt of required regulatory approvals or clearances. Biomatrix submitted a premarket approval application in August 1995 for Hylaform gel with the United States Food and Drug Administration (the "FDA"). Hylaform gel is not currently marketed in the United States. There can be no assurance that Hylaform gel will be marketed in the United States in the near future, if at all.

         SOFTFORM IMPLANT. The Company has acquired exclusive worldwide distribution rights from Tissue Technologies, Inc. ("Tissue Technologies") to market SoftForm implant, for subdermal soft tissue reconstruction and augmentation. SoftForm implant is a non-resorbable yet removable facial implant for the treatment of deep facial furrow and creases such as nasolabial folds (creases between the nose and corners of the mouth), deep frown lines and definition of the vermilion border. SoftForm implant comes preloaded in a self contained delivery system enabling precise placement without requiring physicians to handle the implant prior to placement, which could reduce the risk of contamination. Treatment with SoftForm implant consists of a simple in-office procedure performed under a local anesthetic. The implant is inserted below the surface of the skin through two small incisions. The procedure generally takes less than 30 minutes, but treatment times will vary depending on the number of implants used. Microporous material limits tissue ingrowth through the surface of the implant, allowing easy removal of SoftForm implant. The removability of SoftForm implant provides patients with the option of adjusting or removing the implant as desired. The Company believes that SoftForm implant is more easily removable than other non-resorbable facial implants.

         SoftForm implant is a soft, tube-shaped implant made of the biocompatible polymer ePTFE. SoftForm implant has a hollow configuration designed to provide stability by promoting fibrous tissue ingrowth through the inside of the tube. The Company believes that SoftForm implant demonstrates greater stability and less likelihood of extrusion through the skin's surface with the hollow configuration of SoftForm implant as compared to competitive products. The ePTFE polymer used in the SoftForm implant has been used for more than 20 years in a variety of medical applications, including replacement of deteriorated blood vessels, hernia repair, abdominal wall reinforcement and soft tissue augmentation of the face.

         SoftForm implant received marketing clearance from the FDA in April 1996 under a 510(k) application and the Company introduced SoftForm implant to a panel of six physician advisors in December 1996. The Company expects to launch SoftForm in the United States in late 1997. The product is currently approved for usage in Canada and an application for CE mark is pending in the European Union ("EU"). There can be no assurance that SoftForm implant will be marketed internationally in the near future, if at all.

         The Company's facial enhancement products have been designed to provide a full complement of corrective products to the Company's customers. SoftForm implant is designed to complement Zyderm and Zyplast implants as well as Hylaform gel by offering a sub-dermal (under the skin), persistent treatment to patients with deep furrows.

         REFINITY SKIN SOLUTIONS. The Company has acquired exclusive worldwide rights from Cosmederm Technologies, Inc. ("Cosmederm") to distribute Refinity skin solutions, a line of AHA skin care products being developed by the Company and Cosmederm. Refinity skin solutions products contain a proprietary anti-irritant developed by Cosmederm. The Company believes that these cosmetic products diminish the appearance of fine lines and wrinkles and give the skin a smoother texture while minimizing or eliminating the itching, burning and stinging traditionally associated with AHA products. The Company currently plans to introduce Refinity skin solutions in the United States and certain international markets in 1998.

         The Company plans to distribute its Refinity skin care products through physicians' offices to leverage the Company's existing distribution network. In order to develop a higher level AHA product which produces minimal adverse effects, Cosmederm is developing the Refinity skin solutions product line exclusively for the Company utilizing Cosmederm's proprietary anti-irritant, COSMEDERM-7. Because Refinity skin solutions products contain significantly higher levels of active ingredients than currently available products, the Company believes that they can achieve more effective results. The Refinity skin solutions product line will include a home use product with an AHA concentration of 15% (compared with other physician dispensed products with concentrations generally ranging from 8-12%).

         BREAST IMPLANTS

         The Company markets its Trilucent breast implant in certain international markets. Unlike silicone and saline filled implants, Trilucent breast implant is designed to be radiolucent to facilitate effective mammography. Trilucent breast implant is filled with triglycerides derived from oils and fats from a soybean source which have a similar chemical composition to the triglycerides of normal human fat. The same triglycerides used in Trilucent breast implant have been used medically for over 40 years as intravenous nutrition for seriously ill patients and premature infants. In addition, triglyceride is 40 times more viscous than saline and thus retains a better shape with less wrinkling.

         Human fat is the lucent "window" through which the glandular tissue is observed during mammography. Silicone and saline, the traditional breast implant fillers, interfere with the ability to observe the breast tissue during mammography because such fillers are radio-opaque. Trilucent implant is different from other implants because it is filled with triglycerides. Trilucent breast implant is designed to have an x-ray density similar to human fat. Neither saline nor silicone gel filled implants have this radiolucent profile.

         Trilucent implant is currently being sold in 13 European countries, but is not being marketed in the United States. In late fiscal 1997, the Company initiated design modifications to Trilucent implant intended to address United States physician and patient preferences. In addition, the Company began to pursue strategies to reduce the manufacturing costs of Trilucent implant, including potentially out-sourcing the manufacture of the implant shells. As a result of these two strategic decisions, the Company has since postponed enrolling additional patients in its clinical trial program while the Company investigates alternative measures to lower costs, and designs and develops product line extensions. The Company currently is following 450 patients previously enrolled in its European, United States and Canadian clinical trials. There can be no assurance that clinical trials will resume.

         CONTIGEN IMPLANT

         Contigen implant injections are designed to treat incontinence due to intrinsic sphincter deficiency ("ISD"). Contigen implant is a sterile, highly purified bovine dermal collagen that is crosslinked and dispersed in a saline solution. Contigen implant is injected into the submucosal tissues of the urethra and/or bladder neck, and into the tissues adjacent to the urethra. The injection of Contigen implant creates increased tissue bulk and subsequent joining of the urethral lumen. After injection, the suspended collagen forms a soft cohesive network of fibers and over time, the implant takes on the appearance of human tissue. The treatment cycle of Contigen implant may require multiple injections at the start of treatment and may require supplementary injections over time.

         The Company obtained premarket approval ("PMA") to market Contigen implant in September 1993 for the treatment of ISD. Under the terms of a distribution agreement with Bard, the Company sells Contigen implant to Bard and the Company receives a royalty on end market sales of Contigen implant. Bard has exclusive worldwide marketing and distribution rights to Contigen implant. Bard has received reimbursement codes for Contigen implant and is expected to commence marketing in the United Kingdom, France and Japan.

COLLAGEN TECHNOLOGIES GROUP:

         ORTHOPAEDICS

         The Company and its orthopaedic marketing partner, Zimmer, Inc. ("Zimmer"), a wholly-owned subsidiary of Bristol-Myers Squibb, received approval from the FDA in May 1993 to market Collagraft(R) bone graft matrix implant ("Collagraft implant"). Collagraft(R) bone graft matrix strip ("Collagraft strip"), a premixed formulation, was subsequently approved in January 1994. Collagraft implant and Collagraft strip (collectively, "Collagraft bone graft products"), when used with autogenous bone marrow, is indicated for use in acute long bone fractures and traumatic osseous defects to provide a matrix for the repair process of bone. A bone graft substitute eliminates the need for patients to undergo a painful autograft bone grafting procedure, which involves harvesting patients' own bone from another site, and prevents the transmission of human infectious agents and inconsistent results from allograft procedures (bone graft supplied through a bone bank). During surgery, Collagraft strip or Collagraft implant is mixed with the patient's own bone marrow and is placed into the fracture site, providing a scaffolding around which new bone will grow. Medical conditions which may require bone grafting include acute long bone fractures and certain tumors and cysts.

         Collagraft bone graft products are a mixture of purified fibrillar collagen and hydroxyapatite/tricalcium phosphate ceramic ("HA/TCP") and are supplied sterile in both strip (premixed) and ready-to-mix form. Hydroxyapatite is a biocompatible substance that is minimally resorbed. Tricalcium phosphate is radiopaque, biocompatible and biodegradable. Its degradation products can be reconstituted by the body to form new bone mineral, allowing for bone deposition.

         An agreement between the Company and Zimmer provides for the development and distribution of collagen and other biologically-based products for orthopaedic applications. The Company will manufacture approved products and sell them to Zimmer, which has exclusive marketing rights for Collagraft bone graft products in the United States and Asia. The Company holds marketing rights for Collagraft bone graft products in Europe, Canada, Africa and the Middle East. Collagraft bone graft products are currently sold only in the United States and the Company does not anticipate substantial sales outside the United States for the foreseeable future. Sales of Collagraft bone graft products to Zimmer in fiscal years 1997, 1996 and 1995 totaled $1.9 million, $3.1 million and $3.0 million, respectively.

      OTHER MEDICAL PRODUCTS

         During fiscal 1995, the Company expanded its product offerings to include a line of collagen-based materials for research applications and other custom needs. Sales of these products were not material in fiscal years 1997, 1996 or 1995.

SALES AND MARKETING

AESTHETIC TECHNOLOGIES:

         SALES. Worldwide sales of Zyderm and Zyplast implants decreased 3% while worldwide unit sales increased 3% in fiscal 1997 over fiscal 1996. In fiscal 1996, worldwide sales and worldwide unit sales of Zyderm and Zyplast implants increased 10% and 16%, respectively, over fiscal 1995. United States sales of Zyderm and Zyplast implants, which represented approximately 49% of worldwide sales of Zyderm and Zyplast implants in fiscal 1997, increased 2% over fiscal 1996 sales, compared to a 3% increase in fiscal 1996 over fiscal 1995. Unit sales of these implants in the United States increased 9% in fiscal 1997 over fiscal 1996, compared to a 10% increase in fiscal 1996 over fiscal 1995. International sales of Zyderm and Zyplast implants, which represented approximately 51% of worldwide sales of Zyderm and Zyplast implants in fiscal 1997, decreased 7% over fiscal 1996 sales, compared to a 16% increase in fiscal 1996 over fiscal 1995. International unit sales of these implants decreased 2% in fiscal 1997 over fiscal 1996, compared to a 21% increase in fiscal 1996 over fiscal 1995. (For information regarding export sales, see Note 11 of Notes to Consolidated Financial Statements.) The Company has expanded and intends to expand further its direct selling efforts in certain international markets. There can be no assurance that difficulties associated with a transition to direct marketing efforts will not have an adverse effect on the Company's results of operations.

         The Company recorded approximately $7.9 million, $6.2 million, and $16.5 million of revenue from sales of Contigen implant in fiscal years 1997, 1996 and 1995, respectively. Of such revenue, $1.2 million, $.3 million and $13.4 million was derived from sales of Contigen implant to Bard and $6.7 million, $5.9 million and $3.1 million from Bard's direct sales to physicians in fiscal years 1997, 1996, and 1995, respectively. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Sales").

         MARKETING. The Company markets its Zyderm and Zyplast implants directly to dermatologists, plastic surgeons and other physicians in the United States and several European countries, Canada, Australia and New Zealand and through distributors in certain other international markets. The Company has granted exclusive distribution rights for the Zyderm and Zyplast implants in Japan to Lederle (Japan), Ltd. The Company expects to launch SoftForm implants in the United States in late 1997 through its direct sales force and, when introduced internationally, the Company expects to market SoftForm implants both directly with its established sales force and through its international distributors. Hylaform gel and Trilucent implants are currently sold in several European countries through the Company's direct sales force and its international distributors, but are not approved for marketing in the United States. Trilucent implants are not available in France due to the ban imposed on all but saline-filled breast implants. Contigen implant is marketed worldwide through Bard, the Company's marketing partner.

         The Company utilizes a variety of methods to promote its aesthetic and reconstructive products to patients and physicians. To stimulate demand at the patient level, the Company conducts consumer marketing awareness programs, including public relations events, health and beauty magazine advertising, direct mailing campaigns and patient seminars. The Company's marketing efforts to physicians consist of on-going training, education and promotional activities. Examples of physician marketing activities include in-office training and education, presence at medical meetings, and direct mail campaigns. The Company has emphasized physician education to ensure proper training in the use of its products and timely communication of clinical and product use information.

         The Company is committed to optimizing patient satisfaction through various initiatives aimed at meeting the patient's cosmetic needs while making the Company's products more affordable. Market research sponsored by the Company and conducted during fiscal 1996 revealed that many patients were not receiving enough collagen material per treatment to provide for full correction of soft tissue defects and that existing prices for the product discouraged patients from purchasing more collagen. As a result, the Company introduced syringes with larger fill volumes, offering more collagen material with a minimal increase in cost and injection time and an opportunity for more complete correction. The Company benefits from this strategy due to increased patient satisfaction. In addition to larger syringes, the Company has also introduced programs to further encourage more complete correction at the initial treatment and on an ongoing basis.

         The Company has instituted a new patient program in an effort to attract new patients and increase existing patient satisfaction. The Company's program offers all patients special pricing options that make full and ongoing correction more affordable. In addition, the Company has initiated the Collagen Specialist Program which trains nurses to administer collagen proficiently, which the Company believes may increase collagen-based injectable revenues of both the Company and its physician customers while maintaining patient satisfaction. The Company believes this program may improve physician's practice economics while providing for continued high quality patient care.

         For the uncertainties or risk factors that exist surrounding the marketing and distribution of the Company's aesthetic and reconstructive products and its stress urinary incontinence product, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results of Operations."

COLLAGEN TECHNOLOGIES GROUP:

         SALES. Sales of Collagraft bone graft products to Zimmer in fiscal years 1997, 1996 and 1995 totaled $1.9 million, $3.1 million and $3.0 million, respectively.

         MARKETING. Collagraft bone graft products are marketed in the United States through Zimmer, the Company's marketing partner. Zimmer has exclusive marketing rights for Collagraft bone graft products in the United States and Asia. The Company holds marketing rights for Collagraft bone graft products in Europe, Canada, Africa and the Middle East. Collagraft bone graft products are currently sold only in the United States and the Company does not anticipate substantial sales outside the United States for the foreseeable future.

         For the uncertainties or risk factors that exist surrounding the marketing and distribution of Collagraft bone graft products, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Factors Affecting Future Results of Operations."

COMPETITION

         The medical device industry is characterized by rapidly evolving technology and increasing competition under the recent changes in the health care environment. The Company faces competition in each of its target product markets.

AESTHETIC TECHNOLOGIES:

         The market for aesthetic and reconstructive products and treatments is characterized by rapidly evolving technology and increasing competition under the recent changes in the health care environment. The Company faces competition in each of its target product markets.

         FACIAL ENHANCEMENT. The Company faces direct and indirect competition for its Zyderm and Zyplast implant products. At the present time, the Company is aware of a commercial product marketed in the United States and Canada that competes directly with Zyderm and Zyplast implants. This product is a gelatin-based (denatured collagen) product for soft tissue augmentation. The

Company also competes with products derived from human tissue. Collagenesis, Inc. produces a product requiring a biopsy of the patient's tissue, which tissue is then used to generate an injectable material. Fat injections require surgical removal of the patient's fatty tissue. Implantable cadaver tissue obtained through tissue banks is sold under the brand name Alloderm and competes directly with the Company's SoftForm implant. Internationally, the direct competitors in the injectable product segment are primarily derived from collagen, hyaluronic acid and silicone. The Company is aware of one foreign company that is marketing internationally a collagen-based material for soft tissue augmentation. The Company is aware of a hyaluronic acid-based product called Restylane that is competitive with Hylaform gel. In addition, W.L. Gore, Inc. markets an ePTFE product that is directly competitive with SoftForm implant. The Company's injectable products also compete in the dermatology and plastic surgery markets with substantially different treatments, such as laser treatments, chemical peels, fat injections, dermabrasion, botulinum toxin injections and face lifts. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. Although the Company believes it has a leadership position in the injectable product segment of the soft tissue augmentation market, there can be no assurance that the Company will not face increased direct and indirect competition in such a market.

         Refinity skin solutions, once introduced, will compete in the extremely competitive worldwide alpha hydroxy acid market. Worldwide sales of alpha hydroxy acid products total approximately $1.0 billion per year, with those products distributed through physicians contributing approximately 6% to 7% of this total. Large retailers, salons and department stores participate in the alpha hydroxy market. During the last two years, several large pharmaceutical companies with high product profiles within the dermatology market have purchased or agreed to distribute alpha hydroxy acid skin care lines. In addition, physicians dispense a significant number of private label in-office peel and take-home AHA products.

         BREAST IMPLANTS. The principal competitors of Trilucent implant are saline implants worldwide, and silicone gel implants outside the United States, Canada and France. Mentor Corporation and McGhan Medical Corporation, which market both saline implants and silicone gel implants, are the Company's primary competitors for breast implants. These companies have greater financial, marketing and manufacturing resources than the Company.

         CONTIGEN IMPLANT. At the present time, autologous fat, silicone micro-implants and polytetrafluoroethylene (Teflon paste, or PTFE) are directly competing or will compete with the Contigen implant for the treatment of stress incontinence due to ISD. Neither silicone micro-implants nor PTFE have been approved by the FDA for use in the United States. Contigen implant also competes with other methods of treatment or amelioration of ISD including absorbent products (diapers, pads and other drip and collection devices), drugs and estrogen therapy, behavior modification (kegel exercises, electrical stimulation, and biofeedback), surgery (artificial urinary sphincter, sling procedures, bladder neck suspension and bone anchors), and bulking agents (Urethrin, Macroplastique, inert materials and fat).

         In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in aesthetic and reconstructive applications anticipated to be addressed by the Company's products. Some of these companies and institutions may have substantially greater capital resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals, and manufacturing and marketing products than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any products that have been or may be developed by the Company or that would render the Company's technology and products obsolete or noncompetitive, or that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products. There can be no assurance that such potential competition will not have an adverse effect on the future business or financial condition of the Company.

         The Company believes that the primary competitive factors in the market for aesthetic and reconstructive medical products are safety, efficacy, reliability, cost-effectiveness, patient recovery time, absence of significant side effects, availability of third-party reimbursement, and physician and public awareness of the existence and efficacy of products. The medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. Consequently, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that the Company's research and development efforts will result in commercially successful products. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so.

COLLAGEN TECHNOLOGIES GROUP:

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

         In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in medical applications anticipated to be addressed by Collagraft bone graft products. Some of these companies and institutions may have substantially greater capital resources; research and development staffs and facilities; and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by the Company or that would render the Company's technology and products obsolete or non-competitive. There can be no assurance that such potential competition will not have an adverse effect on the future business or financial condition of the Company.

MANUFACTURING

         The Company manufactures its collagen-based injectable products utilizing readily available chemicals and enzymes. The source of its collagen is bovine dermis. The Company uses a patented viral inactivation process for its collagen-based products to promote both their safety and quality. Since 1987, the hides have been sourced from a closed herd, in an effort to prevent diseases such as Bovine Spongiform Encephalopathy ("BSE"), from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. Under the Company's product development and distribution agreement with Zimmer, the Company is required to purchase HA/TCP (hydroxyapatite/tricalcium phosphate) solely from Zimmer for the manufacture of Collagraft implant. The Company believes that the supply of raw materials and processing materials for its manufacturing operations is and will continue to be adequate for the foreseeable future and that such materials can be available from other sources.

         The Company's principal collagen-based products have refrigerated shelf lives of 36 months. The Company typically ships products to physicians as orders are received on an express delivery basis, and has no material backlog. It is the Company's policy to maintain levels of finished goods inventory adequate to allow for the expeditious handling of orders received. The Company believes its physician customers typically purchase products on an as-needed basis, while distributor customers purchase products based on inventory stocking levels.

         The Company manufactures Zyderm and Zyplast implant products, Contigen implant products and Collagraft bone graft products in its Fremont, California facility. This facility is used primarily for bulk processing, aseptic filling and packaging of finished goods. The Company has the capacity to manufacture approximately 2 million cc's of collagen per year at this facility. While the Company has not experienced any disruptions in its manufacturing schedule during the last two fiscal years, there can be no assurance that the Company will not experience disruptions in its manufacturing schedule in the event that it attempts to manufacture products in larger quantities and with new process improvements. In addition to the Company's in-house inspection teams which work to promote the quality and consistency of the Company's products, the Company's manufacturing facilities are subject to regulatory requirements and periodic inspection by regulatory authorities, such as the FDA in the United States. In June 1995, the Company's quality systems were inspected by TUV Product Services, Munich ("TUV") to ensure that the Company's products met the requirements of the European Medical Directive. After the completion of the inspection, the Company was certified to place the CE Mark on its Zyderm and Zyplast implant product packages and to sell these products directly to physicians in most European countries. In June 1997, after the required annual surveillance audit, the Company's quality systems were recertified by TUV.

         The Company currently produces the Trilucent implant, which has a shelf life of 24 months, in Neuchatel, Switzerland, where it maintains a facility with a quality system meeting the requirements of IS09001 and EN46001 quality standards as certified by TUV and SQS Product Services in June 1996. In June 1997, the quality system was recertified by both TUV and SQS Product Services. Such certification ensures that the quality system conforms to the essential requirements of the European Medical Directive and along with other requirements allows the CE mark to be placed on the product packages. The Company is actively pursuing strategies to reduce the manufacturing costs of Trilucent implant, including potentially outsourcing the manufacture of the implant shells. There can be no assurance that the Company will be successful in outsourcing the manufacture of the implant shells. Any such failure could have a material adverse effect on the sale of Trilucent implant. Geographic area data with respect to the operations of LipoMatrix is not included herein, as the associated amounts have not been significant.

         Hylaform gel, SoftForm implant and Refinity skin solutions products, distributed or expected to be distributed by the Company, are manufactured by third parties. The Company is dependent on these third parties to manufacture and supply products to the Company as required. While the Company has supply agreements with these third parties, there can be no assurances that these third parties will manufacture and supply high quality products on a timely basis or in adequate quantities. Inventory shortages or quality issues could adversely affect the Company's sales of these products and as a result, could adversely affect the Company's business, financial condition and results of operations.

PRODUCT RESEARCH AND DEVELOPMENT

        The Company maintains an active program of technology and new product development. The Company intends to continue to devote a significant portion of revenues to research and product development activities throughout its product lines to generate significant returns to stockholders. Research and development ("R & D") expenses for the Company totaled $18.8 million, $12.2 million and $9.9 million in fiscal years 1997, 1996 and 1995, respectively. R & D expenses represented 26%, 18% and 14% of product sales for those years.

         The Company's current product development efforts are focused in four major areas: 1) new injectable products and enhancements to existing products for the treatment of skin contour defects, 2) Trilucent implant and enhancements, 3) investment in affiliated companies working on new and existing technologies in a wide variety of medical indications, and 4) joint development programs focused on the orthopaedics area.

         The soft tissue augmentation program has concentrated on improvements relating to two performance criteria duration of treatment benefit and the elimination of local inflammatory reactions. The Company is exploring several formulations to improve persistence of its Zyderm and

Zyplast implants and is also investigating human collagen as an alternative for the potential collagen patients who are allergic to bovine-based products or who elect to minimize the possibility of an allergic reaction to the product. The Company's human collagen program is focused on the development of recombinant human collagen through transgenic animals and yeast. The Company has made an equity investment in and is actively collaborating with Pharming, B.V. of the Netherlands for the purpose of developing recombinant human collagen through transgenic animals. In addition, the Company has a collaborative agreement with Genotypes, Inc. of South San Francisco, California, to develop recombinant human collagen through yeast.

         The Company intends to enhance the Trilucent breast implant product line to address consumers' desire for a range of profiles, sizes and textures. The Company initiated design modifications to the Trilucent implant in late fiscal 1997.

         As part of the Company's growing orthopaedics business, during fiscal 1996, the Company acquired approximately 11% of, and entered into a collaborative product development agreement related to developing resorbable or partially resorbable mechanical tissue-fixation devices for applications in orthopaedic tissue repairs, with Innovasive Devices, Inc. of Marlborough, Massachusetts ("Innovasive Devices"). The Company had a 9% ownership position in Innovasive Devices at June 30, 1997. In addition, the Company is investigating the use of other collagen-based biomaterials for use in a variety of orthopaedic indications and continues to support its Collagraft bone graft products, which are being marketed and sold in the United States by Zimmer.

         With regard to investing in new technologies and products, the Company has an active program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology and development efforts on select market segments, to bring products efficiently to market and to advance proprietary know-how at a rapid rate. However, there can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on such investments. The Company's current affiliate investments consist of the following principal elements:

                  New Products in New Market Segments. In fiscal 1994, the Company and one of its founders, Dr. Rodney Perkins, formed Cohesion Corporation (formerly Otogen Corporation), a start-up company currently developing surgical tissue adhesives, biosealants, and adhesion prevention barriers for use in surgical applications in such areas as cardiovascular surgery, thoracic surgery, neurology, and plastic surgery. In fiscal 1996, the Company increased its ownership position in Cohesion Corporation ("Cohesion") from approximately 40% to 81%. During fiscal 1997, Cohesion conducted a feasibility clinical trial with its proprietary CollaSeal(TM) hemostatic device, which proved to be very successful. Clinical trials will be expanded in Europe beginning in the fall of 1997. The Company's assessment of the size of the worldwide market for a sprayable hemostatic device for the surgical market is estimated to be $200 million and growing at a rate of 10 to 25 percent per annum. The Company believes that Cohesion's proprietary technology will have a cost advantage, will be easier to use, and will stop bleeding more quickly than products that are currently available. The Company expects that it will increase its ownership position in Cohesion during fiscal 1998. In fiscal 1993, the Company participated in the formation of CollOptics, Inc. to develop collagen-based lenticules, which are custom-made contact lenses for refractive errors. At June 30, 1997, the Company held a 47% ownership interest in CollOptics, Inc. During fiscal 1997, the Board of Directors of CollOptics, Inc. decided to suspend development efforts until a suitable corporate partner can be identified to sponsor product development and marketing efforts. In addition, in fiscal 1996 the Company made an investment in Innovasive Devices and entered into a collaborative relationship with Innovasive Devices to develop resorbable or partially resorbable mechanical tissue-fixation devices for applications in orthopaedic tissue repairs.

                  Access to New Technology. In fiscal 1996, the Company made an equity investment in, and currently continues to actively collaborate with Pharming, B.V. for the purpose of developing recombinant human collagen. This technology could provide the Company with a source of recombinant human collagen that is chemically identical to native human collagen. The Company and Pharming, B.V. will attempt to produce collagen in the milk of dairy cattle.

         For the uncertainties or risk factors that exist with the Company's investments in affiliate companies, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results of Operations."

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company depends substantially upon its proprietary technological expertise in the extraction, purification, and formulation of collagen-based materials and other biomaterials into biomedical products. The Company seeks patents on inventions concerning novel manufacturing processes, composition of matter, and applications for its proprietary biomaterials. At present, the Company holds over 60 issued patents and numerous patent applications. LipoMatrix also holds several issued patents and patent applications related to Trilucent implant.

         Patent-related litigation is a risk in the medical device industry. There can be no assurance the Company will be successful in the future in obtaining patents or license rights, that patents will be issued for the Company's current patent applications, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will not be challenged by third parties, or that patents of others will not have an adverse effect on the Company. No assurance can be given that the processes or products of the Company or its licensors will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the manufacture, sale or use of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. In particular, although the Company intends to seek international coverage for all patents held by it, the Company's rights to one currently issued patent covering technology used in its Trilucent breast implant extends only to the United States. Therefore, the Company is not currently able to prevent others from practicing such technology disclosed in such patent outside of the United States.

         The Company relies upon trade secret protection for certain unpatented aspects of its proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to the Company's proprietary technology or disclose such technology, or that the Company can meaningfully protect its trade secrets.

         The Company requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

         The Company holds several registered trademarks in the United States and a number of foreign countries and vigorously pursues the protection of its trademarks and service marks, whether registered or not.

GOVERNMENT REGULATION

         The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain foreign countries where these products are manufactured and/or distributed. The FDA regulates the manufacture, clinical research and sale of medical devices, including labeling, advertising and recordkeeping. Before a new device can be introduced into the market, generally the manufacturer must obtain FDA approval of a PMA or clearance of a 510(k) notification submission. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. The FDA's review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but it may take significantly longer. The review time is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

         If human clinical trials of a device are required, and the device presents a "significant risk" to the patient, the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and the study protocol is approved by one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted and approved by the FDA and appropriate IRB(s) before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

         A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including, in some cases, requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device, or that additional information is needed before it is deemed substantially equivalent to a predicate device or that additional information is needed before a substantial equivalence determination can be made.

         The Company's primary products are classified as Class III medical devices, which require pre-market approval from the FDA. All of the Company's products described in "Products, Markets and Methods of Distribution," other than Trilucent implant and Hylaform gel, have been approved or cleared for sale in the United States. Refinity skin solutions are cosmetic products. Medical market applications that have not yet been approved by the FDA may only be exported from the United States with the appropriate regulatory approval(s). The Company has initiated Trilucent clinical trials in Europe, Canada and the United States, which are expected to take several years and may involve multiple product design changes and studies. Biomatrix submitted a PMA application in

August 1995 for Hylaform gel and FDA approval of such product is currently pending. There can be no assurance that the FDA will choose to designate future products as medical devices rather than drugs, biologics or combination products. Any such change in FDA designation would potentially lengthen and increase the cost and complexity of the approval process.

         The Company's clinical research program has been and remains subject to the IDE regulations of the FDA. These regulations govern many important aspects of the clinical investigation of medical products, including obtaining informed consent from clinical subjects, securing the approval of an IRB and maintaining required documentation relating to the conduct of the investigational study. In addition, these regulations may require that the Company obtain approval from the FDA prior to the commencement of clinical investigations of new products or of expanded applications of commercially available products.

         Compliance with the current Quality Systems Regulations ("QSR"), formerly Good Manufacturing Practices, is necessary to receive FDA approval to market new products and to continue to market current products. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed QSR requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a company report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

         The Company is registered with the FDA as a manufacturer of medical devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The Company's facilities and manufacturing processes have been inspected periodically by the State of California and other agencies, and remain subject to audit from time to time. The Company believes that it is in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that the FDA or a state agency will agree with the Company's position, or that its QSR compliance will not be challenged at some subsequent point in time. Enforcement of QSR has increased significantly in the last several years and the FDA has stated publicly that compliance will be scrutinized more strictly. In the event that the Company is determined to be in noncompliance with FDA regulations, to the extent that the Company is unable to convince the FDA or state agency of the adequacy of its compliance, the FDA or state agency has the power to assert penalties or remedies, including injunction or temporary suspension of shipment until compliance is achieved. Noncompliance may also lead to a recall of product. Such penalties or remedies could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, including the Trilucent implant, could adversely affect the Company, as could product recalls. In addition, there can be no assurance that the FDA will give approval to the Company to market its current products for broader or different applications, or that it will grant approval with respect to separate product applications which represent extensions of the basic collagen technology, or that existing approvals will not be withdrawn. Further, changes in governmental reimbursement systems, pursuant to which hospitals and physicians are reimbursed for medical procedures at a fixed rate according to diagnosis-related groups or other reimbursements, could have an economic impact on the purchase and use of medical devices. A material decrease in current reimbursement levels for treatment of ISD could have a material adverse effect on the Company's business.

         In the United States, health care providers that purchase medical devices, such as Contigen implant, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the device is used. Such reimbursement is typically made at a fixed rate. Changes in reimbursement policies could have an economic impact on the purchase and use of medical devices. Although the Company's aesthetic products are not generally subject to reimbursement, a material decrease in current reimbursement levels for treatment of ISD could have a material adverse effect on sales of Contigen implant and on the Company's business.

         Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such foreign clearances may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others.

         The primary regulatory environment in Europe is that of the EU which consists of 15 countries encompassing most of the major countries in Europe. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EU are found in the Medical Device Directive, 93/42/EEC.

         Devices that comply with requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the EU. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's products. An assessment by a Notified Body in one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU. Medical products must obtain by mid-1998 the right to affix the CE mark. Failure to obtain the right to affix the CE mark will prohibit the Company from selling its products in member countries in the EU. There can be no assurance that the Company will be successful in meeting the European quality standards or other certification requirements. The Company's Zyderm implants and Zyplast implant received the CE mark on June 23, 1995, Contigen implant received the CE mark on October 26, 1995, Trilucent implant received the CE mark on December 22, 1994 and Hylaform gel received the CE mark on November 2, 1995. CE Mark for SoftForm is pending.

         While no additional pre-market approvals for individual EU countries are required prior to the marketing of a device bearing the CE mark, practical complications with respect to market introduction may occur. For example differences among countries have arisen with regard to labeling requirements.

         Unapproved devices subject to the PMA requirements generally must receive prior FDA export approval unless they are approved for use by any member country of the EU and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval upon meeting certain requirements. Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. However, the Company must, among other things, notify the FDA and meet the importing country's requirements. There can be no assurance that the Company will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to receive import approval from foreign countries, or to obtain Certificates for Products for Export when required, meet FDA's export requirements or obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of September 1, 1997, the Company employed 389 employees, of whom 70 were engaged in research and development, 108 of whom were engaged in sales and marketing, 141 of whom were involved in production and quality control and 70 of whom were engaged in finance and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company also has a Board of Scientific Advisors which currently consists of five scientists, each of whom is prominent in his or her field. The Company has a consulting agreement with each scientific advisor which ranges from two to three years.

EXECUTIVE OFFICERS

         The Company has corporate officers who are not executive officers. As of September 1, 1997, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                                       OFFICER
            NAME             AGE                              POSITION                                 SINCE
-------------------------    ---     -----------------------------------------------------------       -------
Gary S. Petersmeyer           50     President and Chief Executive Officer                              1995
Deborah Webster Berard        38     Vice President, Human Resources and Administrative Services        1991
Jean-Pierre Capdevielle       47     Vice President and Managing Director, International                1997
David J. Foster               40     Senior Vice President and General Manager, Collagen                1990
                                     Technologies Group
Charlene Andros Friedman      40     General Counsel and Assistant Secretary                            1996
Norman L. Halleen             44     Vice President, Finance and Chief Financial Officer                1997
Reinhard Koenig, M.D.         37     Vice President, Medical Affairs                                    1996
Michael I. Levitt             46     Vice President, Operations                                         1994
Jane A. Moffitt               44     Vice President, Worldwide Regulatory Affairs                       1997
Rebecca A. Stirn              44     Vice President, Global Marketing Strategy                          1996

         Mr. Petersmeyer joined the Company as President, Chief Operating Officer and Director in February 1995. In February 1997, Mr. Petersmeyer became the Company's Chief Executive Officer. Prior to joining the Company, Mr. Petersmeyer was employed by Syntex Corporation, a manufacturer of pharmaceutical products, from 1991 to January 1995, where he served as Vice President of Managed Health Care from March 1993 to January 1995, as well as serving at various times as National Sales Director and Director of Corporate Development. From 1986 to 1990, he served as President and Chief Operating Officer of Beta Phase, Inc., a medical device manufacturer, and from 1982 to 1986, he was the Executive Vice President and General Manager, Ophthalmic Products Division, of CooperVision, Inc., a manufacturer and distributor of ophthalmic products.

         Ms. Berard joined the Company as a member of the Finance staff in February 1982 and served in various Human Resource positions. In 1991, Ms. Berard was promoted to Vice President, Human Resources and Administrative Services.

         Mr. Capdevielle joined the Company as Vice President and Managing Director, International in February 1997. Prior to joining the Company, Mr. Capdevielle was employed by SOFAMOR DANEK Group from March 1993 to February 1997, where he served as Executive Vice President for International Operations. From 1989 to February 1993, Mr. Capdevielle served as Director of Continental Europe and President of German, French and Spanish Operations for Smith & Nephew Richards.

         Mr. Foster joined the Company as Financial Analyst in November 1984 and served in various positions in the Company. In 1992, Mr. Foster was appointed Chief Financial Officer. In February 1997, Mr. Foster was appointed Senior Vice President and General Manager, Collagen Technologies Group. From 1979 to 1984, Mr. Foster was employed by Brown, Vence and Associates, an energy and environmental consulting firm, as Engineering Project Manager. In addition, Mr. Foster serves on the Board of Directors of Pharming, B.V., CollOptics, Inc. and Innovasive Devices, Inc.

         Ms. Friedman joined the Company as General Counsel and Assistant Secretary in February 1996. Prior to joining the Company, Ms. Friedman practiced law for 13 years, representing corporate and individual clients in the litigation of product liability, commercial and general liability cases. Prior to joining the Company, Ms. Friedman was employed by the law firm of Lillick & Charles in San Francisco. From July 1993 to May 1995, she practiced with Warner & Stackpole in Boston, Massachusetts. From September 1983 through June 1993, Ms. Friedman practiced at Murphy, DeMarco & O'Neill, Boston. She is a member of the California and Massachusetts bars.

         Mr. Halleen joined Collagen as Vice President, Finance and Chief Financial Officer in February 1997. From July 1989 to January 1997, Mr. Halleen ran his own business as a finance consultant in Hong Kong. In addition, from October 1993 through June 1996, he served as Chief Financial Officer of the Dutra Group, a privately held company in the construction/marine dredging business. In January 1997, subsequent to Mr. Halleen's departure from the Dutra Group, the Dutra Group filed a petition for reorganization under Chapter 11 with the United States Bankruptcy Court, Northern District of California. Prior to July 1989, he was employed for ten years with Syntex Corporation, serving in various positions, including Regional Director of Finance for the Asia/Pacific region.

         Dr. Koenig joined the Company in October 1996 as Vice President, Medical Affairs. From May 1995 until October 1996, he was employed by Genentech, Inc., a manufacturer of biotechnology products, as the Director, Medical Information and Drug Experience. From January 1989 to May 1995, Dr.Koenig was employed by Boehringer Mannheim Therapeutics in Germany and the United States in various positions in medical affairs and clinical research, including the position of Director, Medical Affairs.

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

         Ms. Moffitt joined the Company as Vice President, Worldwide Regulatory Affairs in January 1997. From August 1996 to January 1997, Ms. Moffitt consulted for several corporations. Prior to joining the Company, she was employed by Amsco International as Vice President Regulatory Affairs/Quality Assurance from January 1993 through July 1996. From October 1982 to December 1992, Ms. Moffitt was employed by Allergan, Inc. where she held the positions of Assistant General Counsel and Director, Regulatory Affairs-Allergan Pharmaceuticals.

         Ms. Stirn joined the Company as Vice President, Global Marketing Strategy in January 1996. From March 1995 to December 1995, prior to joining the Company, Ms. Stirn provided consulting services to the Company. From January 1988 to February 1995, Ms. Stirn consulted and served on the board of directors for several non-profit institutions. From September 1986 to December 1987, Ms. Stirn served as Vice President of Marketing at CEMAX, Inc., a company engaged in three-dimensional medical imaging and computer-aided design of custom implants. From June 1981 to October 1985, Ms. Stirn was employed by CooperVision, Inc. While employed by CooperVision, Inc., Ms. Stirn served as Vice President of Marketing, Optics Division and in various other marketing positions.

ITEM 2.  PROPERTIES

         The Company's principal executive, marketing, and research activities presently are located in three buildings in Palo Alto, California. The Company has leased these buildings under various leases that expire between June 30, 1999 and November 30, 2004 and contain renewal options. The Company leases a total of approximately 77,000 square feet, of which the Company subleases 22,000 square feet to certain of its affiliate companies. The Company's international facilities, which amount to approximately 20,000 square feet in total, are leased under various leases which contain renewal options.

         In 1989, the Company completed a sale-leaseback transaction relating to its 50,000 square foot manufacturing facility in Fremont, California. The facility lease term extends for fifteen years with four five-year renewal options. The Company commenced commercial manufacturing in this facility in November 1990. In addition, the Company leases approximately 11,000 square feet of warehouse space in Fremont, California.

         LipoMatrix's administrative, research and development, manufacturing and quality assurance functions are located in a 20,000 square foot facility in Neuchatel, Switzerland. The facility is leased under various leases, which expire on June 30, 2001 and contain renewal options.

         The Company believes that its facilities are adequate to meet its requirements for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims alleging personal injuries as a result of injectable products. While the outcome of such matters is currently not determinable, it is management's opinion that these matters, including the matters discussed below, will not have a material adverse effect on the Company's business, results of operations or financial condition.

         The Company faces an inherent business risk of exposure to product liability claims alleging that the use of the Company's technology or products has resulted in adverse effects. Such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability claims and negative publicity in the future. Furthermore, there can be no assurance that present insurance coverage will be adequate or that adequate insurance coverage will remain available at acceptable costs, if at all, or that a product liability claim or recall would not adversely affect the future business or financial condition of the Company. It is possible that adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products.

         In May 1997, the Company settled its lawsuit with Matrix Pharmaceutical, Inc. ("Matrix"), which had been pending since December 1994. The lawsuit involved the Company's claims of trade secret misappropriation against Matrix and two former Collagen Corporation employees hired by Matrix in 1992, as well as cross-complaints against the Company by Matrix and the two employees for defamation and violation of state unfair competition law. In exchange for certain consideration, Matrix has agreed that for a period of five years it will not manufacture or sell products that are directly competitive with the Company's current core products. The Company has granted Matrix a nonexclusive license to certain of the Company's intellectual property, for certain nonmonetary consideration. The lawsuit was settled and dismissed with prejudice. All claims by and against all parties have been released.

ITEM 4.  RESULTS OF VOTES BY SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of Collagen Corporation during its fourth fiscal quarter ended June 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET FOR COMMON STOCK

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CGEN. The following table presents the high and low sale prices for the Company's Common Stock for each fiscal quarter for the fiscal years ended June 30, 1997 and 1996, as reported by The Nasdaq Stock Market Summary of Activity(TM).

Fiscal year ended June 30                   1997                    1996
                                    --------------------    --------------------
            Quarter ended            High          Low        High         Low
            -------------           -------      -------    -------      -------
             September 30           $ 20.25      $ 16.50    $ 21.50      $ 15.00
              December 31             21.50        18.00      21.25        17.00
                 March 31             26.00        18.25      23.50        19.25
                  June 30             19.75        13.75      22.75        18.75

HOLDERS OF RECORD

         At September 5, 1997 there were approximately 851 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company declared a cash dividend of $.10 per share on its common stock payable to stockholders of record on June 30, 1997, in addition to a $.10 per share dividend declared and paid earlier in fiscal 1997. In fiscal 1996, the Company declared a cash dividend of $.10 per share on its common stock payable to stockholders of record on June 14, 1996, in addition to a $.075 per share dividend declared and paid earlier in fiscal 1996. While the Company does not expect to pay dividends in the near future, the Board of Directors will re-evaluate the Company's dividend policy on a semi-annual basis.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Years ended June 30,                                  1997(1)          1996(1)          1995(1)         1994(1)         1993(1)
-------------------------------------------------    ---------        ---------        ---------       ---------       ---------
(In thousands, except per share amounts)
OPERATING RESULTS
Revenues                                             $  71,812        $  70,730        $  72,560       $  65,552       $  49,743
Research and development expenses                       18,840           12,170            9,943           9,366           8,767
Operating income(loss)                                 (10,912)         (17,592)          11,854           8,607          (3,859)
Gain from investments, net(1)                           24,458           82,093            5,110              --          20,323
Net income                                               7,371           26,652            8,760           4,920           8,743
Net income per share                                 $    0.83        $    2.94        $    0.93       $    0.50       $    0.85
Shares used in calculating income(loss) per
   share information                                     8,930            9,075            9,460           9,896          10,267

FINANCIAL POSITION
Cash, cash equivalents and short-term investments    $  23,598        $  25,367        $   9,384       $  12,736       $  19,630
Total assets                                           184,911          163,007           76,906          74,505          76,206
Long-term obligations excluding minority interest       39,243           31,118            9,972           9,507           8,784
Total stockholders' equity                             119,897(2)       103,001(2)        47,920          49,082          54,936
Book value per share at June 30                          13.61(2)         11.74(2)          5.31            5.21            5.64

ADDITIONAL INFORMATION
Repurchase of common stock                           $   2,546        $   5,510        $  11,282       $  13,847       $   7,581
Sales per employee                                         185              185              225             195             157
Net income(loss) per employee                               19               72               28              15              28
Cash dividends declared per share                         0.20             0.18             0.15            0.10              --
Total employees                                            389              371              318             336             316

 (1) The first five months in fiscal 1996 and 1995, 1994 and 1993 financial information is presented with Target Therapeutics, Inc. ("Target") accounted for under the equity method. Gains from sales of portions of the Company's investment in Target contributed $9.1 million, $85.8 million, $6.0 million, and $20.3 million, and $10.2 million to fiscal years 1997, 1996, 1995, and 1993 pre-tax earnings, respectively.

 (2) Includes effect of adopting Statement of Financial Accounting Standard No. 115 ("SFAS #115"). The incremental book value per share as a result of adopting SFAS #115 was approximately $1.42 and $3.94 in fiscal years 1997 and 1996, respectively, and the incremental long-term obligations excluding minority interest were $32.5 million and $23.9 million in fiscal years 1997 and 1996, respectively.

(3) Includes in-process research and development charges of $17.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements and may be affected by, among other things, uncertainties regarding timing of regulatory approvals, new product introductions and market acceptance of new products, product development cycles, results of clinical trials, potential unfavorable publicity regarding the Company or its products, possible reversals of sales trends and introduction of competitive products, as well as those factors set forth under the heading "Factors That May Affect Future Results of Operations."

         Collagen Corporation (the "Company") designs, develops, manufactures and markets on a worldwide basis biomedical devices for the treatment of defective, diseased, traumatized or aging human tissues. The Company's core products are used principally in aesthetic and reconstructive applications, the treatment of stress urinary incontinence, and bone repair. The Company markets its aesthetic and reconstructive products directly and through a network of international distributors and its stress urinary incontinence and bone repair products through marketing partners.

FORMATION OF AESTHETIC TECHNOLOGIES CORPORATION

         The Board of Directors and management have reviewed various strategic alternatives to improve the market's recognition of the intrinsic value of the Company. As a result, the Company formally separated the Aesthetic Technologies(TM) Group, its aesthetic and reconstructive surgery business, and formed a new company, Aesthetic Technologies Corporation ("ATC") in June 1997. ATC is a wholly-owned subsidiary of the Company and was incorporated in the state of Delaware. ATC will focus on expanding its aesthetic and reconstructive surgery business with new product offerings such as Hylaform(R) viscoelastic gel, SoftForm(TM) facial implant, and Refinity(TM) Medical Skin Solutions. The management and the Board of Directors of ATC and the Company will continue to evaluate strategies for ATC, which may include a public offering, a "spin-off" or a "split-off," among other alternatives. The timing and nature of these actions will depend upon tax, legal, market and other considerations. The formation of ATC does not affect the presentation of the Company's financial position and results of operations for the fiscal year ended June 30, 1997.

COLLAGEN TECHNOLOGIES GROUP

         The Company's other division, Collagen Technologies Group ("CTG"), will continue to concentrate on research and development projects for recombinant human collagen, the collagen polymer programs to develop biomaterials with enhanced persistence, various orthopaedic programs, and supporting Cohesion Corporation ("Cohesion"), an affiliate of the Company, which is developing new biomaterials to be used as hemostatic agents, tissue sealants or adhesion prevention barriers for surgical applications. Cohesion Corporation's first product candidate, sprayable atraumatic CollaSeal(TM) Hemostatic Device, completed a successful feasibility clinical trial in the United States during the spring of 1997. This early clinical study focused on the cessation of bleeding at donor graft sites. Cohesion is preparing to launch expanded clinical trials in Europe to treat diffuse bleeding in major cardiovascular surgery. Collagen's assessment of the size of the worldwide market for a sprayable hemostatic device for the surgical market is approximately $200 million and growing at a rate of up to 25 percent per annum. The Company believes Cohesion's technology will offer a cost advantage, be easier to use, and stop bleeding more quickly than products currently available. CTG also sells Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), a division of Bristol Myers-

Squibb Company. In addition, CTG holds investments in and product development and supply agreements with a number of privately and publicly held companies.

INVESTMENTS, ACQUISITIONS AND LICENSING AGREEMENTS

         In August 1995, as part of the Company's strategy to expand its marketing franchise in aesthetic and reconstructive technology, the Company entered into a stock purchase agreement with certain stockholders of LipoMatrix, Incorporated of Neuchatel, Switzerland ("LipoMatrix"), a developer and the manufacturer of the Trilucent(TM) breast implant ("Trilucent implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. The Company also entered into a stock purchase agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. The acquisition of LipoMatrix, which was completed in January 1996, was accounted for as a purchase and had an aggregate purchase price of approximately $23.7 million (See
Note 7 of Notes to Consolidated Financial Statements).

         The Trilucent implant is currently being sold in 13 European countries, but is not being marketed in the United States. In late fiscal 1997, the Company initiated design modifications to the Trilucent implant intended to address United States physician and patient preferences. In addition, the Company began to pursue strategies to reduce the manufacturing costs of the Trilucent implant, including potentially out-sourcing the manufacture of the implant shells. As a result of these two strategic issues, the Company has stopped enrolling patients in its United States clinical trial program in support of United States Food and Drug Administration ("FDA") approval of the Trilucent implant while the Company investigates alternative measures to lower costs, and designs and develops product line extensions which may be compatible with inflatable implant technology. The Company is currently following 450 patients previously enrolled in its European, United States and Canadian clinical trials. There can be no assurance that clinical trials will resume.

         In October 1995, the Company purchased approximately 844,000 shares of common stock, currently representing approximately 9% of Innovasive Devices, Inc. of Marlborough, Massachusetts ("Innovasive Devices") for $4.1 million and entered into a collaborative product development agreement (the "Development Agreement"). Innovasive Devices develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine and arthroscopy segments of the orthopaedic surgery market. The Company and Innovasive Devices are collaborating to develop certain resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopaedic tissue repairs. Pursuant to the terms of the Development Agreement, the Company is performing development activities in accordance with a project plan agreed upon by the Company and Innovasive Devices and Innovasive Devices is reimbursing the Company for such activities in accordance with the project budget. Accordingly, over the next several years, the collaboration will require the Company's expertise with collagen-based biomaterials and a small percentage of the Company's research and development ("R&D") expenditures. In the event that marketable products are developed as a result of this collaboration, the Company will have the right to distribute such products for plastic surgery and dermatology applications and also will have rights (but no obligation) to manufacture such products.

         Seeking to capitalize on recent technical successes in expressing recombinant collagen in mouse milk, in February 1996, the Company made an additional equity investment of approximately $4.5 million in Pharming, B.V. of The Netherlands ("Pharming"), bringing the Company's ownership percentage in Pharming to approximately 12%. At June 30, 1997, the Company's ownership position in Pharming was approximately 11%. Pharming is dedicated to the development and worldwide commercialization of human health care products produced in transgenic animals. The Company and Pharming will attempt to produce collagen in the milk of transgenic cattle.

         The Company increased its ownership position in Cohesion Corporation of Palo Alto, California ("Cohesion") from approximately 40% to 81% on May 29, 1996. The Company expects that it will increase its ownership position in Cohesion during fiscal 1998. Cohesion is a privately-held company developing proprietary products for hemostasis and tissue adhesion, biosealants and adhesion prevention barriers for surgical applications. In connection with the Company's May 1996 investment in Cohesion, $3.0 million of the purchase price was allocated to in-process research and development, which was expensed at the time of the investment. The Company will provide minimal R&D support to Cohesion as needed.

         In June 1996, the Company entered into a distribution agreement with Biomatrix, Inc. of Ridgefield, New Jersey ("Biomatrix") to market a new injectable product, Hylaform(R) viscoelastic gel ("Hylaform gel"), for facial wrinkles. The Company paid $5.0 million for the distribution rights to market Hylaform gel outside of the United States and has the option to purchase the United States distribution rights in the future. Biomatrix received CE mark approval for Hylaform gel in December 1995 and the Company launched Hylaform gel in several international markets during fiscal 1997. The Company is required to pay a transfer price for Hylaform gel shipments, as well as a royalty on all of the Company's facial injectable product sales in the countries where Hylaform gel is sold.

         In June 1996, the Company entered into an exclusive worldwide distribution and licensing agreement with Tissue Technologies, Inc. of San Francisco, California ("Tissue Technologies") to market SoftForm(TM) facial implant ("SoftForm implant") for subdermal reconstruction and augmentation of soft tissue. The product received marketing clearance from the FDA in April 1996 under a 510(k) application and the Company introduced Softform implant to a panel of six physician advisors in December 1996. The Company expects to launch SoftForm implant in the United States in late 1997. The product is currently approved for usage in Canada and an application for CE mark is pending in the European Union ("EU"). (For disclosure with respect to future required minimum purchases, see Note 8 of Notes to Consolidated Financial Statements.)

         In September 1996, the Company entered into an exclusive worldwide distribution and license agreement with Cosmederm Technologies, Inc. of La Jolla, California ("Cosmederm") to develop Refinity(TM) Medical Skin Solutions ("Refinity skin solutions"), a line of alpha hydroxy acid-based skin care products containing a proprietary anti-irritant licensed from Cosmederm. The Company is required to pay Cosmederm a transfer price for product shipments, as well as royalties on sales of Refinity skin solutions. The Company also purchased preferred stock representing approximately a 7% ownership interest in Cosmederm. In addition, the Company has obtained a non-exclusive license from Tristrata, Inc. of Princeton, New Jersey ("Tristrata") for the use of certain alpha hydroxy acids in the Refinity skin solutions product line and is required to pay royalties on sales to Tristrata. The Company currently plans to introduce Refinity skin solutions in the United States and selected international markets in 1998. (For disclosure with respect to future required minimum purchases, see
Note 8 of Notes to Consolidated Financial Statements.)

         In June 1997, the Company sold its investment in Prograft Medical, Inc. of Palo Alto, California ("Prograft"), a privately held affiliate of the Company, to W.L. Gore and Associates, Inc. and recorded a pre-tax gain of $15.4 million. Prograft was formed in July 1993 by the Company, Target Therapeutics, Inc. ("Target") and Celtrix Pharmaceuticals, Inc. to develop vascular prostheses, including stents, grafts, and stent-grafts for the treatment of diseased and damaged blood vessels.

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

SETTLEMENT OF LAWSUIT WITH MATRIX PHARMACEUTICAL, INC.

         In May 1997, the Company settled its lawsuit with Matrix Pharmaceutical, Inc. ("Matrix"), which had been pending since December 1994. The lawsuit involved the Company's claims of trade secret misappropriation against Matrix and two former Collagen Corporation employees hired by Matrix in 1992, as well as cross-complaints against the Company by Matrix and the two employees for defamation and violation of state unfair competition law.

         In exchange for certain consideration, Matrix has agreed that for a period of five years it will not manufacture or sell products that are directly competitive with the Company's current core products. The Company has granted Matrix a nonexclusive license to certain of the Company's intellectual property, for certain nonmonetary consideration. The lawsuit was settled and dismissed with prejudice. All claims by and against all parties have been released.

RESULTS OF OPERATIONS

         The following table shows, for the periods indicated, the percentage relationship to product sales of certain items in the Consolidated Statements of Income.

                                                    Percent of Product Sales
                                            ----------------------------------------
Years ended June 30,                          1997            1996            1995
                                            --------        --------        --------
Product sales                                    100%            100%            100%
Other revenue                                     --               3%              1%
                                            --------        --------        --------
Costs and expenses:
     Cost of sales                                28%             28%             26%
     Selling, general and administrative          61%             57%             45%
     Research and development                     26%             18%             14%
     Purchased in-process research                --              26%             --
       and development
                                            --------        --------        --------
Income (loss) from operations                    (15)%           (26)%            17%
                                            --------        --------        --------

PRODUCT SALES. Product sales of $71.8 million in fiscal 1997 increased $3.1 million or 4% versus fiscal 1996 sales of $68.7 million, which in turn decreased $2.9 million or 4% from fiscal 1995 sales of $71.6 million. The $3.1 million increase in fiscal 1997 over fiscal 1996 was due primarily to an increase in revenue from direct sales of Contigen(R) implant ("Contigen implant") to physician customers by C.R. Bard, Inc. ("Bard"), the Company's marketing partner for Contigen implant, an increase in international sales of plastic surgery and dermatological products (including injectable collagen products, Trilucent implant and Hylaform gel), and an increase in domestic sales of plastic surgery and dermatological products (including injectable collagen products), partially offset by a decrease in sales of Collagraft bone graft products to the Company's marketing partner, Zimmer. The $2.9 million decrease in fiscal 1996 over fiscal 1995 was due primarily to a decrease in shipments of Contigen implant, partially offset by a $7.4 million increase in worldwide sales of plastic surgery and dermatological products.

         Worldwide sales of plastic surgery and dermatological products in fiscal 1997 were $61.4 million or 4% higher than fiscal 1996 sales of $58.9 million, compared to a 14% increase in fiscal 1996 from fiscal 1995 sales of $51.5 million. The $2.5 million increase in worldwide sales of plastic surgery and dermatological products in fiscal 1997 resulted from an 8% increase in units sold, partially offset by decreases in average sales prices. The Company believes that the improved unit sales performance in fiscal 1997 over fiscal 1996 resulted from the implementation of marketing programs in the United States designed to increase average treatment volume per patient for injectable collagen products and to attract and retain new and existing patients, the addition of Hylaform gel, which was launched in Europe in November 1996, and strong distributor sales. The Company believes that the sales growth in its plastic surgery and dermatological products in fiscal 1997 resulted from increased demand by consumers for a wide variety of aesthetic procedures and continued physician interest in cosmetic procedures not reimbursed by third-party payers. The $7.4 million increase in worldwide sales of plastic surgery and dermatological products in fiscal 1996 over fiscal 1995 resulted from a 17% increase in units sold, partially offset by a decrease of 6% in average sales prices. The Company believes that the increase in unit sales in fiscal 1996 over fiscal 1995 resulted from strong distributor sales, especially in Japan, successful international marketing and public relations efforts by the Company's subsidiaries, the launch of new syringe configurations, and continued improvement of economic conditions in Europe. The implementation of United States marketing programs designed to both increase average treatment volume per patient and to attract and retain new and existing patients, favorably impacted overall unit sales in fiscal 1996. Exchange rates unfavorably impacted international sales in United States dollars by $1.1 million in fiscal 1997 and favorably affected international sales by $457,000 and $1.6 million in fiscal 1996 and fiscal 1995, respectively. The Company anticipates continued growth in worldwide sales of plastic surgery and dermatological products in United States dollars during fiscal 1998.

         Revenue recorded from Contigen implant sales was $7.9 million in fiscal 1997 or 27% higher than fiscal 1996 sales of $6.2 million, which in turn decreased $10.3 million or 62% from fiscal 1995 sales of $16.5 million. Revenue recorded from Contigen implant sales over the three year period included:


Years ended June 30,                                        1997        1996        1995
------------------------------------------------------    --------    --------    --------
(In millions)
Shipments of Contigen implant to Bard                     $    1.2    $    0.3    $   13.4
Income from Bard's direct sales to physician customers         6.7         5.9         3.1
                                                          --------    --------    --------
                                                          $    7.9    $    6.2    $   16.5
                                                          ========    ========    ========

The $1.7 million increase in fiscal 1997 over fiscal 1996 was due to the resumption of shipments of Contigen implant to Bard during the fourth quarter of fiscal 1997 in accordance with the Company's sales agreement with Bard. The $10.3 million decrease in fiscal 1996 from fiscal 1995 was due to minimal shipments made to Bard as a result of significant inventory levels of Contigen implant held by Bard at the end of fiscal 1995.

         In fiscal 1997, the Health Care Financing Administration ("HCFA") made several favorable changes to the rules under which an incontinence patient can be reimbursed by Medicare for treatment with Contigen implant. HCFA also raised the reimbursement amount to physicians for each Contigen implant syringe administered. Because HCFA policies are generally adopted by private insurance companies, these changes may have a positive effect on coverage by private insurers. The Company believes that the outcome of these changes will allow more patients to have treatment with Contigen implant paid for by their insurer, resulting in increased revenues recorded in the future by the Company from Contigen implant sales. In addition, the Company expects that revenues from Contigen implant sales in fiscal 1998 will increase as a result of the resumption of shipments of Contigen implant to Bard.

         Sales of Collagraft bone graft products in fiscal 1997 were $1.9 million or 38% lower than fiscal 1996 sales of $3.1 million, compared to a $100,000 increase in fiscal 1996 from fiscal 1995 sales of $3.0 million. The $1.2 million decrease in fiscal 1997 over fiscal 1996 was due to lower sales by Zimmer and a consequent decrease in shipments from the Company. The Company expects sales and shipments of Collagraft bone graft products for fiscal 1998 to approximate the same level as fiscal 1997.

         A number of uncertainties exist surrounding the marketing and distribution of Contigen implant and Collagraft bone graft products. The Company's primary means of distribution for these products is through third party firms - Bard, in the case of Contigen implant, and Zimmer, in the case of Collagraft bone graft products. The Company's business and financial results could be adversely affected in the event that either or both of these parties are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

OTHER REVENUE. Other revenue in fiscal years 1996 and 1995 consisted of milestone payments of $2.0 million and $1.0 million, respectively, from Bard in accordance with the Company's agreement with Bard. The final milestone payment of $2.0 million was paid to the Company on September 30, 1995.

COST OF SALES. Cost of sales as a percentage of product sales averaged 28% in both fiscal years 1997 and 1996, due primarily to a lower per unit cost in fiscal 1997 offset by an overall increase in units shipped. Cost of sales as a percentage of product sales averaged 26% in fiscal 1995. The increase in fiscal 1996 over fiscal 1995 in cost of sales as a percentage of product sales was due primarily to the inclusion of start-up manufacturing costs for Trilucent implant. Unit cost of manufacturing collagen-based injectable products was considerably higher in fiscal 1996 than in fiscal 1995 due to decreased production volumes, primarily for Contigen implant. Due to the high fixed costs of the Company's manufacturing facility, unit cost of manufacturing collagen-based injectable products is expected to remain highly dependent on the level of output at the Company's manufacturing facility and accordingly, on the demand for collagen-based injectable products. In addition, cost of sales as a percentage of product sales is contingent on the product mix of future sales, for which demand and pricing characteristics may vary. The Company anticipates that cost of sales as a percentage of sales will increase slightly as a result of introducing new product line extensions, with higher costs per unit, partially offset by lower manufacturing costs per unit for collagen-based injectable products.


SG&A. Selling, general and administrative ("SG&A") expenses totaled $43.6 million in fiscal 1997, $39.0 million in fiscal 1996 and $32.2 million in fiscal 1995, representing 61%, 57%, and 45% of product sales, respectively. The $4.6 million, or 12%, increase in fiscal 1997 over fiscal 1996 was due primarily to payments made to the Company's former Chief Executive Officer, Howard Palefsky, in accordance with Mr. Palefsky's separation agreement and costs associated with existing loans to Mr. Palefsky, legal expenses incurred in connection with the Matrix lawsuit, and higher international sales and marketing costs associated with additional launches of Trilucent implant and commercial introduction of Hylaform gel. SG&A expenses increased $6.8 million, or 21%, in fiscal 1996 over fiscal 1995, primarily due to the operating results of LipoMatrix and amortization of intangibles resulting from the acquisition of LipoMatrix. Additionally, higher U. S. advertising and public relation campaign expenses, costs of launching Trilucent implant in Europe, higher international spending related to an overall increase in sales and expanded international infrastructure, contributed to this increase in fiscal 1996. The Company expects SG&A expenses in fiscal 1998 as a percentage of product sales to be at levels lower than those of fiscal 1997, primarily due to anticipated lower legal expenses after the settlement of the Matrix lawsuit in May 1997 and lower officer separation costs. By agreement, Mr. Palefsky will continue to serve as a consultant to the Company during the next two years and as a result, the Company will make cash payments to Mr. Palefsky during fiscal 1998 and fiscal 1999 totaling $575,000 and $233,000, respectively. In addition, the Company has agreed to forgive all indebtedness owed by Mr. Palefsky to the Company subject to certain conditions (See Note 1 of Notes to Consolidated Financial Statements).

R&D. R&D expenses, which include expenditures for regulatory compliance, were $18.8 million in fiscal 1997, $12.2 million in fiscal 1996 and $9.9 million in fiscal 1995. The $6.6 million increase in R&D spending in fiscal 1997 over fiscal 1996 was primarily attributable to the inclusion of a full year of R&D expenses for Cohesion as a result of the Company increasing its ownership percentage to 81% in June 1996, the costs associated with the Trilucent implant clinical trial program in the United States and Europe, and the inclusion of a full year of LipoMatrix R&D expenses in fiscal 1997 compared to ten months in fiscal 1996. The increase in R&D spending in fiscal 1996 over fiscal 1995 was primarily attributable to R&D spending incurred by LipoMatrix, partially offset by completion of soft tissue programs and lower expenses related to ISO 9000 certification. The Company expects internal R&D spending in fiscal 1998 to be at levels higher than fiscal 1997, primarily due to increased expenses for Cohesion and orthopaedics projects.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The charge for purchased in-process research and development ("in-process R&D") of $17.8 million in fiscal 1996 was due to the $14.8 million non-recurring charge related to the acquisition of LipoMatrix and the $3.0 million non-recurring charge related to the increase in ownership from approximately 40% to 81% in Cohesion. The value attributed to LipoMatrix in-process R&D was determined by an independent appraisal. Substantial effort, including clinical trials and regulatory approval, still is required over the next several years before Trilucent implant can be marketed in the United States.

INCOME (LOSS) FROM OPERATIONS. Operating loss was $10.9 million in fiscal 1997 and $17.6 million in fiscal 1996, compared to operating income of $11.9 million in fiscal 1995. The loss in fiscal 1997 was due primarily to costs associated with commencing Trilucent implant clinical trials in the United States and Europe, the inclusion of the operating results of Cohesion, expenses in connection with the Matrix lawsuit, a charge for officer separation costs, and the inclusion of a full year of LipoMatrix operating expenses compared to ten months in fiscal 1996. The loss in fiscal 1996 was due primarily to the acquisition-related, non-recurring, in-process R&D charges of $17.8 million related to LipoMatrix and Cohesion. Excluding these acquisition related, non-recurring R&D charges, operating income would have been approximately $208,000 in fiscal 1996. Additionally, the decrease in operating income in fiscal 1996 was to a large extent due to the inclusion of the operating expenses of LipoMatrix subsequent to the acquisition in August 1995 and no shipments of Contigen implant to Bard in fiscal 1996.

IMPACT OF FOREIGN EXCHANGE RATES. The impact of foreign exchange rates from fiscal 1996 to fiscal 1997 resulted in a decrease in revenue of approximately $1.1 million and a decrease in operating expenses of approximately $1.7 million, resulting in a net increase in operating income of approximately $600,000 on equivalent local currency basis. The impact of foreign exchange rates from fiscal 1995 to fiscal 1996 resulted in an increase in revenue of approximately $457,000 and an increase in operating expenses of approximately $440,000, resulting in a net increase in operating income of approximately $17,000.

         Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1997, 1996 and 1995, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $7.6 million, $14.5 million and $10.4 million at June 30, 1997, 1996 and 1995, respectively. The Company plans to investigate hedging options in fiscal 1998 in order to minimize the effect of currency fluctuations on the Company's results of operations.

NET GAIN ON INVESTMENTS, PRINCIPALLY BOSTON SCIENTIFIC (FORMERLY TARGET). In fiscal 1997, the Company recorded a net pre-tax gain on investments of $9.1 million, resulting from the sale of 330,000 shares of Target common stock. In fiscal 1996, the Company recorded a net pre-tax gain on investments of $82.1 million (after the recording of a $4.0 million reduction in the carrying value of certain equity investments due to a decline in value determined to be other than temporary), resulting primarily from the sale of 1,792,000 shares of Target common stock. In fiscal 1995, the Company sold 245,000 shares of common stock of Target and recorded a net pre-tax gain on investments of $6.0 million (after the recording of a $925,000 reduction in the carrying value of certain equity investments due to a decline in value determined to be other than temporary).

         On January 20, 1997, Boston Scientific Corporation of Natick, Massachusetts ("Boston Scientific") and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. On April 8, 1997, the merger was completed and, as a result, the Company received approximately 1,365,200 shares of Boston Scientific common stock in exchange for the Company's 1,275,888 shares of Target common stock. Pursuant to the merger agreement, the Company was restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which will occur during the first quarter of fiscal 1998. The Company expects to sell a portion of its shares of Boston Scientific common stock in fiscal 1998 in order to utilize net gains for investment in new affiliate companies, corporate development programs, and other purposes.

NET GAIN ON INVESTMENT IN PROGRAFT. In fiscal 1997, the Company recorded an additional net pre-tax gain on investments of $15.4 million, resulting from the sale of its holdings in Prograft to W.L. Gore and Associates, Inc.

EQUITY IN EARNINGS/LOSSES OF AFFILIATE COMPANIES. Equity in earnings of Target was $1.4 million in fiscal 1996 compared to $2.4 million in fiscal 1995. Equity in Target's earnings decreased in fiscal 1996 over fiscal 1995 due to the Company's ownership percentage falling from approximately 29% at June 30, 1995 to approximately 11% at June 30, 1996. In December 1995, when the Company's ownership interest fell below 20%, the Company changed from the equity to the cost method of accounting for its investment in Target.

         Equity in losses of other affiliate companies in fiscal 1997 was $1.0 million compared to $2.3 million in fiscal 1996 and $3.6 million in fiscal 1995. The decrease in equity in other affiliates' losses in fiscal 1997 over fiscal 1996 was due primarily to recording no LipoMatrix equity losses in fiscal 1997 as a result of the Company acquiring LipoMatrix in August 1995 and no Cohesion equity losses as a result of the Company increasing its ownership percentage to 81% in June 1996. The decrease in equity in other affiliates' losses in fiscal 1996 over fiscal 1995 was due primarily to lower LipoMatrix equity losses as a result of the Company acquiring LipoMatrix in August 1995, partially offset by increased losses of other affiliates. The Company intends to continue to expand its new product development activities through equity investments in or loans to affiliate companies during fiscal 1998. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses, which in turn will have an adverse effect on the Company's operating results. There can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on investment, or that the Company will not lose its entire investment.

INTEREST INCOME AND EXPENSE. Interest income was $1.1 million in fiscal 1997, $1.1 million in fiscal 1996 and $500,000 in fiscal 1995. The increase in fiscal 1996 over fiscal 1995 was due primarily to higher average short-term investment balances, resulting primarily from the sale of Target stock, and higher interest rates.

         Interest expense was $473,000 in fiscal 1997, $296,000 in fiscal 1996 and $91,000 in fiscal 1995. Interest expense in fiscal 1997 and fiscal 1996 related primarily to borrowings under the Company's $15 million revolving credit facility, which was paid in full and canceled in June 1997, and the $2.9 million credit facility (4.1 million Swiss Francs) established by LipoMatrix prior to its acquisition by the Company (see Note 7 of Notes to Consolidated Financial Statements). Interest expense of $91,000 in fiscal 1995 was related primarily to the revolving credit facility. The increase in interest expense in fiscal 1997 over fiscal 1996 was due primarily to a full year of interest expense on the revolving credit line compared to six months in fiscal 1996. The increase in fiscal 1996 over fiscal 1995 was due primarily to the $8 million increase in the amount available under the revolving credit facility and the $2.9 million LipoMatrix credit facility (4.1 million Swiss Francs) acquired by the Company in August 1995. The Company expects interest expense to be lower in fiscal 1998, as a result of repayment and cancellation of the revolving line of credit in June 1997.

INCOME TAXES. The Company's effective income tax rate was approximately 50% for fiscal 1997 compared to 46% for fiscal 1996 and 46% for fiscal 1995. The higher effective tax rate in fiscal 1997 primarily was due to the impact of non-deductible items such as losses from foreign subsidiaries, the amortization of a full year of goodwill associated with the LipoMatrix acquisition and equity losses in affiliates.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's cash, cash equivalents and short-term investments were $23.5 million compared to $25.4 million at June 30, 1996. Net cash used in operating activities was $1.2 million for fiscal 1997, compared with $3.3 million of net cash provided by operating activities for fiscal 1996.

         For fiscal 1997, the $1.2 million of net cash used in operating activities was mainly attributable to a $4.7 million increase in inventory and a $1.3 million increase in accounts receivable, partially offset by a $1.6 million decrease in miscellaneous receivable related to the sales of Target stock, $1.6 million of net income after adjusting for depreciation and amortization expense, equity in losses (earnings) of affiliate companies, gain on investments (net of taxes paid) and loss on disposal of fixed assets and intangibles, and a $1.6 million provision for costs associated with a senior officer's loan. The inventory increase resulted primarily from lower than expected sales of Trilucent implant and injectable collagen products and inventory build-up for the Company's new product, Hylaform gel. In response to the lower than expected Trilucent implant sales, the Company has decreased its annual production level of Trilucent implant. The $2.0 million of net cash used in investing and financing activities in fiscal 1997 primarily was due to payments of $8.0 million to purchase short-term investments, capital and intangible asset expenditures of approximately $7.1 million, repayment of the revolving line of credit of approximately $5.0 million, payments of approximately $2.5 million to repurchase 147,900 shares of the Company's common stock at an average acquisition price of approximately $17.00 per share, payments of approximately $1.9 million for additional investments in and loans to affiliates, and payment of cash dividends of approximately $900,000 to the Company's stockholders in both July 1996 and January 1997, partially offset by net pre-tax proceeds of $15.3 million from the sale of 330,000 shares of common stock of Target and the Company's holdings in Prograft, $6.6 million proceeds received from the sale of short-term investments, $1.9 million from the issuance of 181,321 shares of the Company's common stock and $500,000 in additional funds received from the Company's term loan.

         The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $9.0 million in fiscal 1998. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 147,900 shares as of June 30, 1997. In June 1997, the Board of Directors declared a dividend of ten cents per share for stockholders of record as of June 30, 1997.

         The Company's principal sources of liquidity include cash generated from operations, sales of Boston Scientific stock, and its cash, cash equivalents and short-term investments. During the fiscal quarter ended September 30, 1994, the Company's Board of Directors authorized the Company to sell portions of its holdings of Target's common stock. During fiscal 1995, 1996 and 1997, the Company sold an aggregate of 3,312,500 shares of Target common stock (adjusted for a two-for-one stock split) for an aggregate pre-tax gain of approximately $101.1 million ($116.6 million proceeds less cost basis of $15.5 million). As a result of the acquisition of Target by Boston Scientific in April 1997, the Company received approximately 1,365,200 shares of Boston Scientific common stock in exchange for the Company's 1,275,888 shares of Target common stock. The Company anticipates that stock sales pursuant to the authorization will be made from time to time, under SEC Rules 144 and 145, with the objective of generating cash, for, among other things, further investments in both current and new affiliate companies. The Company was restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which will occur during the first quarter of fiscal 1998. The Company expects to sell a portion of its shares of Boston Scientific common stock in fiscal 1998 in order to utilize net gains for investment in new affiliate companies, corporate development programs, and other purposes. The Company has a $2.9 million (4.1 million Swiss Francs) credit facility that was established by LipoMatrix prior to the Company's acquisition of LipoMatrix, of which $800,000 (1.2 million Swiss Francs) remained unused as of June 30, 1997.

         The Company's capital requirements will depend on numerous factors, including market acceptance and demand for the Company's products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the extent to which the Company enters into collaborative relationships with third parties and the scope of the Company's obligations in such relationships; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. The Company believes that its current sources of liquidity should be adequate to fund its anticipated capital requirements through at least December 31, 1998. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company or at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

RELIANCE ON LIMITED NUMBER OF KEY PRODUCTS. Sales of the Company's collagen-based injectable products, Zyderm(R) I collagen implant and Zyderm(R) II collagen implant (collectively, "Zyderm implants") and Zyplast(R) implant ("Zyplast implant"), as well as Trilucent implant and Contigen implant, accounted for approximately 92% of consolidated product sales for the fiscal year ended June 30, 1997. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products and, as a result, also adversely affect the Company's business, financial condition and results of operations.

SUBSTANTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, FUTURE OPERATING RESULTS UNCERTAIN. The Company's quarterly operating results may vary significantly depending upon factors such as the timing of significant orders and shipments, changes in pricing policies by the Company or its competitors, increased competition, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the mix of direct and indirect sales, the timing of investments in affiliate companies and general economic factors, among others. The Company's expense levels are based, in part, on its expectations of future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue. Due to the foregoing factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.

         Based upon all of the foregoing, the Company believes that quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's revenue will increase or be sustained in future periods or that the Company will be profitable in any future period. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of, or be able to confirm, such shortfalls until late in the fiscal quarter, or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, the Company participates in a highly dynamic industry, which may result in significant volatility in the price of the Company's Common Stock.

MANUFACTURING RISKS AND INVENTORY SHORTAGES. Certain of the Company's products, including Hylaform gel, SoftForm implant and Refinity skin solutions, are manufactured for the Company by third parties. As a result, the Company is dependent on these third parties to manufacture and supply products to the Company as required. While the Company has distribution agreements with these third parties, there can be no assurances that these third parties will manufacture and supply quality products on a timely basis or in adequate quantities. Any failure of these third parties to manufacture sufficient quantities of these products or to deliver products that meet the Company's specifications or quality control standards would adversely affect the Company's sales of these products, and as a result, could also adversely affect the Company's business, financial condition and results of operations. The Company relies on a "closed herd" of cattle in order to produce its bovine collagen-based products, including Zyderm implants, Zyplast implant and Contigen implant. In the event of any material diminution in the size of the Company's herd for any reason, including accident or disease, the Company would have a limited ability to quickly increase supply of acceptable cattle.

Any such diminution would have a material adverse effect on the Company's ability to sell bovine collagen-based products and, as a result, the Company's business, financial condition and results of operations.

         In order to lower its costs of manufacturing Trilucent implant, the Company is seeking to outsource the manufacture of the implant shells. The Company has only limited supply of breast implant shells. Therefore, any material delay or inability to outsource manufacture of the shells could limit the Company's ability to meet customer requirements. Any failure to outsource shell manufacturing on a cost-effective basis or to otherwise lower the manufacturing costs of Trilucent implant on a timely basis or at all would have a material adverse effect on the Company's business, financial condition and results of operations.

         COMPETITION. The medical device industry is characterized by rapidly evolving technology and increasing competition under the recent changes in the health care environment. The Company faces intense competition in each of its target product markets. The Company faces direct and indirect competition for its Zyderm implants and Zyplast implant products. At the present time, there is a commercial product in the United States that is directly competitive with Zyderm implants and Zyplast implant, the Company's collagen-based products for plastic surgery and dermatology. This product is a gelatin-based (denatured collagen) injectable commercial product, presently being marketed in the United States and Canada that is directly competitive with Zyderm implants and Zyplast implant. The Company also competes with products derived from human tissue. Collagenesis, Inc. produces a product requiring a biopsy of the patient's tissue, which tissue is then used to generate an injectable material. Fat injections require surgical removal of the patient's fatty tissue. Implantable cadaver tissue obtained through tissue banks is sold under the brand name Alloderm and competes directly with the Company's SoftForm implant. Internationally, direct competitors in the injectable product segment have included both government approved and unapproved products which are primarily derived from collagen, hyaluronic acid and silicone. The Company is aware of one foreign company that is marketing internationally a collagen-based material for soft tissue augmentation. The Company is aware of one company in Europe that markets a hylauronic acid-based product called Restylane that is competitive with Hylaform gel. In addition, W.L. Gore, Inc. markets an ePTFE product that is directly competitive with SoftForm implant. The Company's injectable collagen products also compete in the dermatology and plastic surgery markets with substantially different alternative treatments, such as laser treatments, chemical peels, fat injections, dermabrasion, botulinum toxin injections and face lifts. The worldwide alpha hydroxy acid market in which Refinity skin solutions compete is extremely competitive. Worldwide sales of alpha hydroxy acid products total approximately $1.0 billion per year, with the medical segment of this market accounting for approximately 6% to 7% of this total. Large retailers and some door to door companies, as well as the prestige market, such as salon and department stores, participate in the alpha hydroxy market. During the last two years, several large pharmaceutical companies with high product profiles within the dermatology market have purchased or solidified distribution agreements with alpha hydroxy skin care lines. In addition, physicians dispense a significant number of private label in-office peel and take-home products.

         The principal competitors of Trilucent implant are saline implants worldwide, and silicone gel implants outside the United States, Canada and France. The Company has identified Mentor Corporation ("Mentor") and McGhan Medical Corporation ("McGhan"), which market both saline and silicone gel implants, as being the Company's primary competitors for breast implants. Both companies have greater financial, manufacturing and marketing resources than the Company.

         At the present time, autologous fat, silicone micro-implants and polytetrafluoroethylene (Teflon paste, or PTFE) are directly competing with Contigen implant for the treatment of stress incontinence due to intrinsic sphincter deficiency ("ISD"). Neither silicone micro-implants nor PTFE have been approved by the FDA for use in the United States. Other methods of treatment or amelioration of ISD may be considered competitive with Contigen implant. These include surgery, medication, absorbent products and behavior modification.

         In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in aesthetic and reconstructive applications anticipated to be addressed by the Company's products. Some of these companies and institutions are developing human-based collagen products which, when and if commercially introduced, would have certain competitive advantages over the Company's bovine collagen-based products, including increased biocompatibility. Some of these companies and institutions may have substantially greater capital resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals, and manufacturing and marketing products than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any products that have been or may be developed by the Company or that would render the Company's technology and products obsolete or noncompetitive, or that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products. There can be no assurance that such potential competition will not have an adverse effect on the future business or financial condition of the Company. See "Business -- Competition." Some of these companies and institutions may have substantially greater capital resources, research and development staffs and facilities, and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of the Company. These companies and institutions may represent significant long-term competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by the Company or that would render the Company's technology and products obsolete or non-competitive or that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products. There can be no assurance that such potential competition will not have an adverse effect on the future business, financial condition or results of operations of the Company.

RISKS ASSOCIATED WITH TRILUCENT IMPLANT BUSINESS. The Company has not yet commenced sales of its Trilucent implant in the United States. Therefore, the Company's strategy with respect to Trilucent implant sales in the United States is unproven and subject to a number of risks. The Company has suspended enrollment in all clinical trials of Trilucent implant until it is able to lower its costs of manufacturing Trilucent implant and develop different versions of the implant. If and when such clinical trials resume, there can be no assurance that the trials will be successfully completed or that they will not yield unfavorable clinical data which could prevent FDA clearance of Trilucent implant. In particular, the Company will be required to submit an Investigational Device Exemption ("IDE") to the FDA prior to recommencing clinical trials. There can be no assurance that the IDE would be granted. Any failure of the Company to complete development, obtain regulatory approval and successfully market the Trilucent implant, in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

         There are a number of uncertainties relating to the manufacturing and marketing of breast implants, including how long such implants last in the human body and the biocompatibility of implant fillers. In particular, while the soybean oil-based implant filler in Trilucent has been used in intravenous feeding, there is only limited animal data regarding the effect on the release of large amounts of such material into the human body. The biocompatibility data obtained by the Company to date is based on animal studies using peanut oil. There can be no assurance that long-term clinical or other data will be favorable in this regard. Other manufacturers of breast implants have been the subject of sizable product liability judgments. There can be no assurance that the Company will not be subject to products liability claims in the future regarding the Trilucent implant.

         RAPID TECHNOLOGICAL CHANGE. The Company's industry is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. For example, during the past few years, manufacturers of breast implants have changed the filler material from silicone to saline. The Company's success depends and will depend upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to identify and adhere to emerging standards, and to continue to improve the functionality of its products. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints, technological or other reasons, to develop and introduce new products or product enhancements in a timely manner would have a material adverse effect on the Company's business, financial condition or results of operations.

UNDEVELOPED AND UNCERTAIN MARKETS. Certain of the Company's products are intended for use in new markets the size of which are difficult to independently verify. In particular, the potential market for the Company's Contigen implant product is difficult to estimate because Contigen implant represents a relatively new method of treatment, and the Company believes that most sufferers of stress urinary incontinence do not seek medical treatment. Bard markets Contigen implant exclusively to urologists, who may not be the only physicians treating this disorder. Should the markets for such products be more limited than the Company or its marketing partners currently estimate, or should the Company, its distributors and/or its marketing partners fail to penetrate such markets to the extent anticipated, the Company may experience lower than anticipated revenues and a resulting adverse effect on its business, financial condition and results of operations.

DEPENDENCE ON MARKETING PARTNERS AND THIRD PARTY DISTRIBUTORS; EFFECT OF INVENTORY FLUCTUATIONS. The Company has entered into exclusive arrangements with Bard for the marketing and distribution of Contigen implant and with Zimmer for the marketing and distribution of the Collagraft bone graft products. As a result, the Company's revenues and earnings for these products depend almost entirely upon the continuing efforts of these marketing partners. The Company's business, financial condition and results of operations could be adversely affected in the event that either or both of these parties do not effectively market the Company's products, accurately anticipate customer demand or effectively manage industry-wide pricing and cost-containment pressures in health care. The Company's revenues and earnings have in the past fluctuated and are expected to continue to fluctuate based upon the levels of orders placed by these parties, which are in turn affected by the levels of sales by these distributors and the levels of their inventories. At June 30, 1995, Bard had a significant inventory of Contigen implant and, as a result, took minimal shipments of such product during fiscal 1996. While shipments to Bard resumed during the fourth quarter of fiscal 1997, there can be no assurances that such shipments will continue. The failure to continue shipments of Contigen implant to Bard during fiscal 1998 and any significant decrease in purchases of Collagraft bone graft products by Zimmer could have a material adverse effect on the Company's results of operations.

         In addition, the Company depends upon third party distributors to market its other products in a number of international markets. There can be no assurance that any of such distributors will not cease operations or be unable to satisfy financial obligations to the Company. If a significant distributor were to fail to adequately promote the Company's products or were to cease operations, such failure or cessation could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND ADVERSE PUBLICITY. The Company's manufacturing activities and products sold in the United States (other than Refinity skin solutions) are subject to extensive and rigorous regulation by the FDA and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture, clinical research and sale of medical devices, including labeling, advertising and record keeping. In order to market products in the United States which are considered by the FDA to be medical devices, the Company will be required to receive 510(k) marketing clearance or premarket approval from the FDA for such products among other regulatory requirements. In order to obtain 510(k) marketing clearance, the Company must show that the product is substantially equivalent to a legally marketed device not requiring FDA approval. In addition, the Company must demonstrate that it is capable of manufacturing the product to the relevant standards. To obtain premarket approval of a product, the Company must submit extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the product. Clinical trials are normally done in three phases over two to five years, but may take longer to complete as a result of many factors, including slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile, difficulty in the acquisition of sufficient supply of clinical trial materials or adverse events occurring during the trials. The Company's primary products are currently classified as Class III medical devices, which require premarket approval from the FDA. There can be no assurance that the FDA will not choose to characterize future products of the Company as drugs or biologics rather than medical devices, which have additional requirements for approval. Any such change in FDA characterization would potentially lengthen and increase the cost of the approval process.

         While the Company's other primary products have been approved for sale in the United States, neither Trilucent implant nor Hylaform gel have been approved for domestic commercial sale. In particular, the Company has suspended enrollment in United States clinical trials for Trilucent implant until it is able to lower manufacturing costs and develop different versions of the implant. FDA review of Trilucent implant will therefore not recommence until after such clinical trials resume and clinical data supporting a premarket approval application is generated. In order to recommence United States clinical trials for Trilucent implant, the Company will be required to submit an IDE to the FDA. There can be no assurance that such IDE will be granted. There also can be no assurance that clinical trials for Trilucent implant, if recommenced, will be completed or that the data from such clinical trials will be sufficient to support a premarket approval application.

         Medical products whose market applications have not yet been approved by the FDA may be exported only with the specific approval of the FDA. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, seizure of products, operating restrictions, injunctions and criminal prosecution. In addition, government regulations may be established that could prevent or delay regulatory approval of the Company's products. Furthermore, compliance with current Good Manufacturing Practices regulations is necessary to receive FDA approval to market new products and to continue to market current products.

         The process of obtaining FDA and other required regulatory approvals and clearances is lengthy and will require the expenditure of substantial capital and resources. There can be no assurances that the Company or its suppliers will be able to obtain the necessary approvals for its products, including Trilucent implant and Hylaform gel. Moreover, if and when such approval or clearance is obtained, the marketing, distribution and manufacture of such products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failures to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, premarket clearance or premarket approval, withdrawal of approvals and criminal prosecution. Many of the Company's products are marketed internationally and are therefore subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country and are becoming more restrictive throughout the EU. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and resources. In particular, the Company's SoftForm implant is not approved for marketing in any international market. There can be no assurance that the Company will be successful in obtaining such approval for SoftForm implant or for the Company's other products. In addition, there can be no assurance that the Company's Refinity skin solutions line will not become subject to FDA regulations or other foreign regulatory requirements. Any delay or failure by the Company or its suppliers to obtain regulatory approvals for its products could have a material adverse effect on the Company's business, financial condition and results of operations.

         The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, particularly with respect to Trilucent implant and Hylaform gel, could adversely affect the Company's financial condition and results of operations, as could product recalls. In addition, there can be no assurance that the FDA will give approval to the Company to market its current products for broader or different applications, or that it will grant approval with respect to separate product applications which represent extensions of the Company's basic technology, or that existing approvals or market clearances will not be withdrawn. Further, changes in governmental reimbursement systems, pursuant to which hospitals and physicians are reimbursed for medical procedures at a fixed rate according to diagnosis-related groups or other reimbursements, could have an economic impact on the purchase and use of medical devices. In particular, a material decrease in current reimbursement levels for Contigen implant and its application in the treatment of intrinsic sphincter deficiency ("ISD") could have a material adverse effect on the Company's business, financial condition and results of operations.

         The collagen used in the Company's products is derived from cow hides. Bovine Spongiform Encephalopathy ("BSE") is a disease, initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. While the disease has been reported in European countries, the Company is not aware of any reports of BSE in United States cattle to date. There can be no assurance that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect the Company's ability to manufacture, market or sell its bovine collagen-based products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK OF INVESTMENTS IN AFFILIATES. The Company has made significant equity and debt investments in affiliated companies that are involved in the development of complementary or related technologies or products, and the Company currently intends to continue to make significant additional investments in such companies from time to time in the future. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. As a result, the Company has recorded and expects to continue to record a share of the losses in such affiliates attributable to the Company's ownership, which losses have had and will continue to have an adverse effect on the Company's results of operations. Furthermore, there can be no assurance that any investments in affiliates will result in any return nor can there be any assurance as to the timing of any such return, or that the Company will not lose its entire investment.

EFFECT OF OWNERSHIP INTEREST IN BOSTON SCIENTIFIC. As of June 30, 1997, the Company owned approximately 1,365,200 million shares of Boston Scientific common stock, valued at over $83 million (based on a market price of $61.44 per share on such date). The market price of Boston Scientific's common stock is highly volatile and, as a medical device manufacture, Boston Scientific is subject to a number of the same factors affecting its operations as the Company, as well as additional factors not applicable to the Company. Readers are encouraged to review Boston Scientific's public filings for a detailed understanding of the nature of Boston Scientific's business and the risk and uncertainties associated with it. Any significant downward fluctuation in the market price for Boston Scientific common stock could adversely impact the Company's earnings (due to lower returns per share on sales of such stock) as well as the value of the Company's total assets as stated on its balance sheet (based on a lower carrying value for the Boston Scientific investment, which as of June 30, 1997, represented approximately 45% of the value of the Company's total assets). During the first quarter of fiscal 1998, the Company initiated a "protect" strategy for its investment in Boston Scientific common stock. Various market instruments will be utilized as part of this strategy, including the purchase of puts and calls either separately or in combination (known as an "equity collar"). The protect strategy is designed to minimize downside risk of loss should the stock price decline and allow for limited upside participation should the stock price rise. However, there can be no assurance that the protect strategy will be successful or that the Company will be able to sell shares of Boston Scientific common stock at attractive prices.

PRODUCT LIABILITY; INSURANCE. The manufacture and sale of medical products entails significant risk of product liability claims due to disease transmission and other health factors, and product recalls. The Company is involved in various legal actions arising in the ordinary course of business, the majority of which involve product liability claims for personal injury allegedly caused by the

Company's products. Any product liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company faces an inherent business risk of exposure to product liability claims alleging that the use of the Company's technology or products has resulted in adverse effects, particularly with respect to claims regarding Trilucent implant, which is sold in a medical field (breast augmentation, reconstruction and replacement) in which there have been sizable product liability claims. Such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability claims and attendant negative publicity. Furthermore, there can be no assurance that present insurance coverage will be adequate or that adequate insurance coverage will remain available at acceptable costs, if at all, or that a product liability claim or recall would not adversely affect the future business or financial condition of the Company. A successful claim brought against the Company for which coverage is denied or in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products.

PATENTS AND PROPRIETARY TECHNOLOGY. The Company depends substantially upon its proprietary technological expertise in the extraction, purification, formulation and manufacturing of collagen-based materials and other biomaterials into biomedical products. The Company seeks patents on inventions concerning novel manufacturing processes, compositions of matter, and applications for its proprietary biomaterials.

         Patent-related litigation is a risk in the medical device industry. There can be no assurance the Company will be successful in the future in obtaining patents or license rights, that patents will be issued for the Company's current patent applications, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will not be challenged by third parties, or that patents of others will not have an adverse effect on the Company. No assurance can be given that the processes or products of the Company or its licensors will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the manufacture, sale or use of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. In particular, although the Company intends to seek international coverage for all patents held by it, the Company's rights to one currently issued patent covering technology used in its Trilucent breast implant extends only to the United States. Therefore, the Company is not currently able to prevent others from using such technology disclosed in such patent outside of the United States.

        The Company relies upon trade secret protection for certain unpatented aspects of its proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to the Company's proprietary technology or disclose such technology, or that the Company can meaningfully protect its trade secrets. The Company requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

IMPACT OF CURRENCY FLUCTUATIONS; IMPORTANCE OF FOREIGN SALES. Approximately 48% of the Company's revenues in fiscal 1997 were derived from its international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because international sales of the Company's products typically are denominated in local currencies, the Company's results of operations have been and are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States dollar. There can be no assurance that the Company will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on the Company's operating results. The Company's operations and financial results also may be significantly affected by other international factors, including the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in managing international operations. The Company plans to investigate hedging options in fiscal 1998 in order to minimize the effect of unfavorable currency fluctuations on the Company's operation results. However, there can be no assurance that hedging options will favorably affect the Company's results of operations.

USE OF HAZARDOUS MATERIALS. The Company's operations require the controlled use of hazardous materials. Although the Company believes that its safety procedures for handling such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an incident, the Company could be held liable for any damages that result, which could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED DIVERSITY OF FACILITIES. All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products and Trilucent implant are located in two primary facilities (one for collagen-based products and one for Trilucent implant), with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity affecting its manufacturing facilities.

THIRD-PARTY REIMBURSEMENT. In the United States, hospitals, physicians and other healthcare providers that purchase medical devices generally rely on third-party payors, such as private health insurance plans, to reimburse all or part of the costs associated with the treatment of patients. The Company's success will depend upon, among other things, its ability to obtain satisfactory reimbursement from healthcare payors for its products. Certain of the Company's products, including Contigen implant, Collagraft bone graft products, and, in certain circumstances, Trilucent implant, are purchased by hospitals or physicians in the United States, which then bill various third-party payors including Medicare, Medicaid and private insurers for the healthcare services provided to patients. Third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the reimbursement of treatments using the Company's products will not be subject to such challenges in the future. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be sufficient to permit the Company to maintain profitability.

         Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all. Failure to obtain such reimbursement approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

         Regardless of the type of reimbursement system, the Company believes that physician advocacy of its products will be required to obtain reimbursement. Availability of reimbursement will depend on the clinical efficacy and cost of the Company's products. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for use of the Company's systems for all uses intended by the Company. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors or adverse changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel, the loss of any one of which could have a material adverse effect on the Company's business. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Any inability to attract and retain key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
         Financial Statements:
              Consolidated Balance Sheets at June 30, 1997 and 1996           42
              Consolidated Statements of Income for the fiscal years
                 ended June 30, 1997, 1996 and 1995                           43
              Consolidated Statements of Stockholders' Equity for the
                 fiscal years ended June 30, 1997, 1996 and 1995              44
              Consolidated Statements of Cash Flows for the fiscal
                  years ended June 30, 1997, 1996 and 1995                    45
              Notes to Consolidated Financial Statements                      46
              Report of Ernst & Young LLP, Independent Auditors               61
              Supplementary Quarterly Consolidated Financial
                  Data (Unaudited)                                            62

         Financial Statement Schedule:
         For the years ended June 30, 1997, 1996 and 1995:
              Schedule II - Valuation and Qualifying Accounts                 63

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

CONSOLIDATED BALANCE SHEETS

Years ended June 30,                                                        1997             1996
-------------------------------------------------------------------     -----------      -----------
(In thousands, except share and per share amounts)
ASSETS
    Current assets:
      Cash and cash equivalents                                         $    18,481      $    21,676
      Short-term investments                                                  5,117            3,691
      Accounts receivable, less allowance for doubtful accounts
         ($418 in 1997 and $375 in 1996)                                     10,759            9,508
      Inventories                                                            14,293            9,563
      Other current assets                                                    9,314           11,496
                                                                        -----------      -----------
               Total current assets                                          57,964           55,934

    Property and equipment, net                                              15,260           15,147
    Intangible assets, net                                                    8,687            7,231
    Purchased intangibles and goodwill, net                                   6,077            7,593
    Investment in Boston Scientific Corporation (Target
      Therapeutics, Inc. in 1996)                                            83,874           65,841
    Loans to officers and employees                                           1,865            2,024
    Other investments and assets                                             11,184            9,237
                                                                        -----------      -----------
                                                                        $   184,911      $   163,007
                                                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                  $     2,638      $     3,824
      Accrued compensation                                                    4,227            2,387
      Accrued liabilities                                                     9,411            9,482
      Income taxes payable                                                    9,376            7,588
      Notes payable                                                              70            5,079
                                                                        -----------      -----------
               Total current liabilities                                     25,722           28,360

    Long-term liabilities:
      Deferred income taxes                                                  35,448           27,674
      Other long-term liabilities                                             3,795            3,444
                                                                        -----------      -----------
               Total long-term liabilities                                   39,243           31,118

    Commitments and contingencies
    Minority interest                                                            49              528

    Stockholders' equity:
      Preferred stock, $.01 par value, authorized: 5,000,000
         shares;  none issued or outstanding                                     --               --
      Common shares, $.01 par value, authorized: 28,950,000 shares, issued: 10,756,935 shares (10,575,614 shares in 1996),
         outstanding: 8,809,035 shares (8,775,614 shares in 1996)               108              106
      Additional paid-in capital                                             67,204           64,844
      Retained earnings                                                      47,999           42,378
      Cumulative translation adjustment                                      (1,717)            (656)
      Unrealized gain on available-for-sale investments                      47,069           34,549
      Treasury stock, 1,947,900 shares in 1997
         (1,800,000 shares in 1996)                                         (40,766)         (38,220)
                                                                        -----------      -----------
               Total stockholders' equity                                   119,897          103,001
                                                                        -----------      -----------
                                                                        $   184,911      $   163,007
                                                                        ===========      ===========


      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30,                                                         1997            1996            1995
--------------------------------------------------------------------     ----------      ----------      ----------
(In thousands, except per share amounts)

Revenues:
  Product sales                                                          $   71,812      $   68,730      $   71,560
  Other                                                                          --           2,000           1,000
                                                                         ----------      ----------      ----------
                                                                             71,812          70,730          72,560
Costs and expenses:
  Cost of sales                                                              20,308          19,312          18,584
  Selling, general and administrative                                        43,576          39,040          32,179
  Research and development                                                   18,840          12,170           9,943
  Purchased in-process research and development                                  --          17,800              --
                                                                         ----------      ----------      ----------
                                                                             82,724          88,322          60,706
                                                                         ----------      ----------      ----------
Income (loss) from operations                                               (10,912)        (17,592)         11,854

Other income (expense):
  Net gain on investments, principally Boston Scientific Corporation
      (Target Therapeutics, Inc. in 1996 and 1995)                            9,063          82,093           5,110
  Net gain on investment in Prograft Medical, Inc.                           15,395              --              --
  Equity in earnings of  Boston Scientific Corporation
      (Target Therapeutics, Inc. in 1996 and 1995)                               --           1,430           2,417
  Equity in losses of other affiliates                                         (970)         (2,325)         (3,577)
  Interest income                                                             1,111           1,145             487
  Interest expense                                                             (473)           (296)            (91)
                                                                         ----------      ----------      ----------
Income before income taxes and minority interest                             13,214          64,455          16,200

Provision for income taxes                                                    6,607          37,985           7,440
Minority interest                                                              (764)           (182)             --
                                                                         ----------      ----------      ----------
Net income                                                               $    7,371      $   26,652      $    8,760
                                                                         ==========      ==========      ==========
Net income per share                                                     $      .83      $     2.94      $      .93
                                                                         ==========      ==========      ==========
Shares used in calculating per share information                              8,930           9,075           9,460
                                                                         ==========      ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Unrealized
                                                                                                Gain on                   Total
                                                  Additional                 Cumulative      Available-                   Stock-
Years ended June 30,                   Common      Paid-In      Retained    Translation        for-Sale     Treasury     holders'
1997, 1996 and 1995                     Stock      Capital      Earnings      Adjustment     Investments      Stock       Equity
------------------------------------ ----------- ------------ ------------  ------------- --------------- ------------ -------------
(In thousands, except per share amounts)

BALANCE AT JUNE 30, 1994             $     104   $    61,172   $     9,882  $     (648)  $         --  $    (21,428)  $     49,082

Sale of common stock under
  options and employee stock
  purchase plan                              2         2,300            --           --            --             --         2,302
Tax benefit relating to stock
  options                                   --           383            --           --            --             --           383
Foreign currency translation
  adjustment                                --            --            --           44            --             --            44
Dividends declared ($.15 per
  share)                                    --            --       (1,369)           --            --             --       (1,369)
Treasury stock purchased                    --            --            --           --            --       (11,282)      (11,282)
Net income                                  --            --         8,760           --            --             --         8,760
                                     ---------   -----------   -----------  ----------   ------------  ------------   ------------
BALANCE AT JUNE 30, 1995                   106        63,855        17,273        (604)            --       (32,710)        47,920

Sale of common stock under
  options and employee stock
  purchase plan                             --           963            --           --            --             --           963
Tax benefit relating to stock
  options                                   --            26            --           --            --             --            26
Foreign currency translation
  adjustment                                --            --            --         (52)            --             --          (52)
Dividends declared ($.175 per
  share)                                    --            --       (1,547)           --            --             --       (1,547)
Treasury stock purchased                    --            --            --           --            --        (5,510)       (5,510)
Unrealized gain on available-for-
  sale securities                           --            --            --           --        34,549             --        34,549
Net income                                  --            --        26,652           --            --             --        26,652
                                     ---------   -----------   -----------  ----------   ------------  ------------   ------------
BALANCE AT JUNE 30, 1996                   106        64,844        42,378        (656)        34,549       (38,220)       103,001

Sale of common stock under
  options and employee stock
  purchase plan                              2         1,871            --           --            --             --         1,873
Tax benefit relating to stock
  options                                   --           489            --           --            --             --           489
Foreign currency translation
  adjustment                                --            --            --      (1,061)            --             --       (1,061)
Dividends declared ($.20 per
  share)                                    --            --       (1,750)           --            --             --       (1,750)
Treasury stock purchased                    --            --            --           --            --        (2,546)       (2,546)
Unrealized gain on available-for-
  sale securities                           --            --            --           --        12,520             --        12,520
Net income                                  --            --         7,371           --            --             --         7,371
                                     ---------   -----------   -----------  ----------   ------------  ------------   ------------
BALANCE AT JUNE 30, 1997             $     108   $    67,204   $    47,999  $   (1,717)  $     47,069  $    (40,766)  $    119,897
                                     =========   ===========   ===========  ==========   ============  ============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended June 30,                                                                 1997            1996            1995
----------------------------------------------------------------------------      ---------       ---------       ---------
(Dollars in thousands)
Cash flows from operating activities:
   Net income                                                                     $   7,371       $  26,652       $   8,760
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Purchased in-process research and development                                      --          17,800              --
      Depreciation and amortization                                                   6,314           6,378           4,368
      Equity in losses of affiliates                                                    970             895           1,160
      Gain on investments, net of taxes paid of $10.8 million, $39.5 million
        and $2.2 million in 1997, 1996 and 1995, respectively                       (13,625)        (42,547)         (2,952)
      Deferred income taxes                                                          (1,464)         (6,660)            238
      Tax benefits relating to stock options                                            489              26             383
      Decrease (increase) in assets:
       Accounts receivable                                                           (1,251)          4,033          (1,161)
       Inventories                                                                   (4,730)         (4,150)         (1,195)
       Other                                                                          2,964          (1,828)           (737)
      Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other                                  583             874           1,709
       Income taxes payable                                                           1,788           1,686           1,651
       Other long-term liabilities                                                     (605)            137             224
                                                                                  ---------       ---------       ---------
      Total adjustments                                                              (8,567)        (23,356)          3,688
                                                                                  ---------       ---------       ---------
    Net cash provided by (used in) operating activities                              (1,196)          3,296          12,448
                                                                                  ---------       ---------       ---------
Cash flows from investing activities:
    Net proceeds from sales of Target Therapeutics, Inc. stock,                       5,578          57,950           6,221
      net of taxes paid
    Net proceeds from sale of other affiliate stock,                                  9,771           1,447              --
      net of taxes paid
    Proceeds from sales and maturities of short-term investments                      6,634           4,043           7,366
    Purchases of short-term investments                                              (7,968)         (4,505)         (3,126)
    Expenditures for property and equipment                                          (4,403)         (2,559)         (4,385)
    Increase in intangible and other assets                                          (2,726)         (6,807)         (1,385)
    Equity investments and loans to affiliates                                       (1,928)        (14,337)         (5,737)
    Acquisition of LipoMatrix, Inc., net of cash balances                                --         (21,709)             --
    Accrued purchase consideration and other costs of
      acquisition of LipoMatrix                                                          --             385              --
    Acquisition of Cohesion Corporation, net of cash balances                            --          (1,256)             --
                                                                                  ---------       ---------       ---------
    Net cash provided by (used in) investing activities                               4,958          12,652          (1,046)
                                                                                  ---------       ---------       ---------
Cash flows from financing activities:
   Repurchase of common stock                                                        (2,546)         (5,510)        (11,282)
   Net proceeds from issuance of common stock                                         1,873             963           2,302
   Cash dividends paid                                                               (1,750)         (1,340)         (1,636)
   Proceeds from (and repayments of) bank borrowings                                 (4,534)          5,460              --
                                                                                  ---------       ---------       ---------
    Net cash used in financing activities                                            (6,957)           (427)        (10,616)
                                                                                  ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                                 (3,195)         15,521             786
Cash and cash equivalents at beginning of period                                     21,676           6,155           5,369
                                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of period                                        $  18,481       $  21,676       $   6,155
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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AND OTHER
         The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Short-term investments consist principally of bankers acceptances, commercial paper and master notes and have maturities greater than 90 days, but not exceeding one year.

         The Company invests its excess cash in deposits with major banks and in money market securities of companies with strong credit ratings and from a variety of industries. These securities are typically short-term in nature and, therefore, bear minimal risk. The Company has not experienced any losses on its money market investments.

         The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of June 30, 1997, 1996 and 1995 and for the years ended June 30, 1997, 1996 and 1995. Unrestricted available-for-sale equity securities in which the Company has a less than 20% interest, which includes holdings in Boston Scientific Corporation (holdings in Target Therapeutics prior to April
1997) and Innovasive Devices, Inc., are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Restricted equity securities in which the Company has less than a 20% interest are carried at cost or estimated realizable value, if less, and are included in "other investments and assets" in the accompanying balance sheets. In fiscal 1996, the carrying value of certain investments were reduced by $4.0 million to estimated net realizable value. (See Notes 5, 6 and 7). The cost of securities sold is based on the specific identification method.

         The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale debt securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income.

INVENTORIES

         Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

              Machinery and equipment                           3 - 7 years
              Leasehold improvements                          Term of lease

INTANGIBLE ASSETS

         Intangible assets are amortized using the straight-line method. Patents acquired prior to October 1996 are amortized over a seventeen-year period beginning with the effective date or over the remainder of such period from the date acquired and patents purchased thereafter are expensed when acquired. Trademarks acquired prior to fiscal 1996 are amortized over a twenty-year period beginning with the trademark filing dates and trademarks purchased thereafter are expensed when acquired. The effect of changes in accounting for patents and trademarks were not material to the accompanying financial statements. Purchased product distribution rights and a non-compete covenant are amortized over the lesser of the estimated useful life (generally five years) or the contract period.

PURCHASED INTANGIBLES AND GOODWILL

         The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over a period not exceeding seven years. The cost of identified intangibles is generally amortized on a straight-line basis over a period of seven years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date no such impairment has been indicated. Should there be indication of an impairment in the future, the Company will confirm this by comparing the undiscounted expected future cash flows from the impaired assets to the carrying amount of the assets. If the sum of the estimated cash flows is lower, an impairment loss, measured by comparing the fair value of the assets to their carrying amounts, is recorded if significant. The cash flow estimates that will be used in such calculations will be based on management's best estimates, using appropriate and customary assumptions and projections at the time.

LOANS TO OFFICERS AND EMPLOYEES

         Principal plus accrued interest due from current and former employees totaled approximately $1.9 million and $378,000 at June 30, 1997 and 1996, respectively, and principal plus accrued interest due from officers totaled approximately $9,000 and $1.6 million at June 30, 1997 and 1996, respectively.

         Included within the amounts due from current and former employees at June 30, 1997, and within the amounts due from officers at June 30, 1996, are four promissory notes totaling $1.6 million due from the Company's former Chairman and Chief Executive Officer, Howard Palefsky. All such notes are subject to interest at the lower of 10% per annum or the prime rate. Two loans totaling $450,000 are to be forgiven on March 15, 1998 and two loans totaling $1.1 million are to be forgiven on March 15, 1999, but are payable immediately if Mr. Palefsky discontinues serving as a consultant to the Company prior to the loan forgiveness dates. Loans to Mr. Palefsky were fully reserved as of June 30, 1997, and the associated expenses were recognized in fiscal 1997.

REVENUE RECOGNITION

         Revenue from product sales is recognized at time of shipment, net of allowances for estimated future returns.

CONCENTRATION OF CREDIT AND OTHER RISK

         The Company sells its dermatological and plastic surgery products primarily to physicians and pharmacies in North America, Europe and the Pacific Rim. The Company sells Contigen(R) Bard collagen implant ("Contigen implant") to C.R. Bard, Inc. ("Bard"), its marketing partner for Contigen implant, and Collagraft(R) bone graft matrix implant and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to Zimmer, Inc. ("Zimmer"), the Company's marketing partner for Collagraft bone graft products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

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

         As of June 30, 1997, the Company owned approximately 1,365,200 million shares of Boston Scientific common stock, valued at over $83 million (based on a market price of $61.44 per share on such date). The market price of Boston Scientific's common stock is highly volatile and, as a medical device manufacture, Boston Scientific is subject to a number of the same factors affecting its operations as the Company, as well as additional factors not applicable to the Company. Any significant downward fluctuation in the market price for Boston Scientific common stock could adversely impact the Company's earnings (due to lower returns per share on sales of such stock) as well as the value of the Company's total assets as stated on its balance sheet (based on a lower carrying value for the Boston Scientific investment, which as of June 30, 1997, represented approximately 45% of the value of the Company's total assets).

         All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the manufacturing capacity for collagen-based products and Trilucent implant are located in two primary facilities (one for collagen-based products and one for Trilucent implant) with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity affecting its manufacturing facilities.

ADVERTISING COSTS

        The Company expenses advertising costs as incurred. Total advertising expense was $900,000, $1.0 million and $800,000 for 1997, 1996 and 1995, respectively.

EARNINGS PER SHARE

        Earnings per share have been computed based upon the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares result from stock options.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS#128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS#128 is expected to result in an increase to basic earnings per share for fiscal 1997 and 1996 of $0.01 and $0.05 per share, respectively. The Company does not expect the impact on the calculation of the Company's fully diluted earnings per share to be material.

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

         Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1997 and June 30, 1996, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $7.6 million and $14.5 million at June 30, 1997 and June 30, 1996, respectively.


2.     BALANCE SHEET INFORMATION

Years ended June 30,                                   1997             1996
-------------------------------------------------   ----------       ----------
(In thousands)
Other current assets:
    Deferred taxes                                  $    5,344       $    5,104
    Other                                                3,970            6,392
                                                    ----------       ----------
                                                    $    9,314       $   11,496
                                                    ==========       ==========
Property and equipment:
    Machinery and equipment                         $   35,363       $   32,107
    Leasehold improvements                               7,650            6,862
                                                    ----------       ----------
                                                        43,013           38,969
    Less accumulated depreciation and
      amortization                                     (27,753)         (23,822)
                                                    ----------       ----------
                                                    $   15,260       $   15,147
                                                    ==========       ==========
Intangible assets:
    Patents, trademarks, distribution rights
      and non-compete covenant                      $   13,570       $    8,802
    Organization costs*                                  1,865            1,892
                                                    ----------       ----------
                                                        15,435           10,694
    Less amortization                                   (6,748)          (3,463)
                                                    ----------       ----------
                                                    $    8,687       $    7,231
                                                    ==========       ==========
Accrued liabilities:
    Dividends payable                               $      881       $      883
    Treasury stock payable                                  --              976
    Other accrued liabilities                            8,530            7,623
                                                    ----------       ----------
                                                    $    9,411       $    9,482
                                                    ==========       ==========

----------
* Organization costs are primarily related to the formation of Collagen International, Inc. and are fully amortized as of June 30, 1996.

3.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The following is a summary of available-for-sale debt securities:

   AMORTIZED COST WHICH APPROXIMATES ESTIMATED FAIR VALUE

Years ended June 30,                                 1997               1996
----------------------------------------        -----------        -----------
(In thousands)
Cash Equivalents:
    Money market funds                          $     2,159        $     3,693

    Corporate obligations                            12,009              8,836
    United States Government obligations                 --              1,988
                                                -----------        -----------
                                                $    14,168        $    14,517
                                                ===========        ===========
Short-term investments:
    Corporate obligations                       $     5,117        $     3,691
                                                ===========        ===========

         During the years ended June 30, 1997 and 1996, the Company sold available-for-sale debt securities with a fair value at the dates of sale of $6.6 million and $4.0 million, respectively. Both gross realized and unrealized gains and losses on these securities were insignificant. The Company uses amortized cost as the basis for recording gains and losses from securities transactions. Contractual maturities of the debt securities do not exceed one year at June 30, 1997.

4.    INVENTORIES

         Inventories consist of the following (in thousands):

Years ended June 30,                                   1997              1996
--------------------------------------------        ----------        ----------
(In thousands)
Raw materials                                       $      938        $    1,148
Work-in-process                                          7,188             3,630
Finished goods                                           6,167             4,785
                                                    ==========        ==========
                                                    $   14,293        $    9,563
                                                    ==========        ==========

5. INVESTMENT IN BOSTON SCIENTIFIC CORPORATION (TARGET THERAPEUTICS, INC.)

         The Company's investment in Target Therapeutics, Inc. of Fremont, California ("Target") was accounted for under the equity method through November 1995. During December 1995, the Company's interest in Target fell below 20%. Given that the Company did not have the ability to exercise significant influence, the Company began accounting for its investment in Target under the cost method beginning in December 1995. In fiscal 1997, the Company sold 330,000 shares of Target common stock for a pre-tax gain of approximately $9.2 million and in fiscal 1996, the Company sold 1,792,000 shares of Target common stock for a pre-tax gain of approximately $85.8 million.

         On January 20, 1997, Boston Scientific Corporation of Natick, Massachusetts ("Boston Scientific") and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. On April 8, 1997, the merger was completed and, as a result, the Company received approximately 1,365,200 shares of Boston Scientific common stock in exchange for the Company's 1,275,888 shares of Target common stock. Pursuant to the merger agreement, the Company was restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which will occur during the first quarter of fiscal 1998.

         Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On June 30, 1997, the closing price of Boston Scientific common stock was $61.44 per share.

         At June 30, 1997, the Company's shares of Boston Scientific common stock are classified as available-for-sale and have been recorded at the estimated fair value of $83.9 million. The $78.0 million unrealized gain ($83.9 million estimated fair value less $5.9 million cost) on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax.

6. INVESTMENT IN INNOVASIVE DEVICES, INC.

         In October 1995, the Company purchased approximately 844,000 shares of common stock, currently representing approximately 9% of Innovasive Devices, Inc. of Marlborough, Massachusetts ("Innovasive Devices") for $4.1 million and entered into a collaborative product development agreement (the "Development Agreement"). Innovasive Devices develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine and arthroscopy segments of the orthopaedic surgery market. The Company and Innovasive Devices are collaborating to develop certain resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopaedic tissue repairs. Pursuant to the terms of the Development Agreement, the Company is performing development activities in accordance with a project plan agreed upon by the Company and Innovasive Devices and Innovasive Devices is reimbursing the Company for such activities in accordance with the project budget. Accordingly, over the next several years, the collaboration will require the Company's expertise with collagen-based biomaterials and a small percentage of the Company's research and development ("R&D") expenditures. In the event that marketable products are developed as a result of this collaboration, the Company will have the right to distribute such products for plastic surgery and dermatology applications and will also have rights (but no obligation) to manufacture such products.

         Prior to October 1996, the Company's 844,000 shares of common stock of Innovasive Devices were valued at cost or $4.1 million due to restrictions which prevented the sale of any of the Company's shares of common stock of Innovasive Devices. At June 30, 1997, restrictions were no longer applicable on 232,000 shares of common stock which the Company holds in Innovasive Devices. As a result, the Company now carries the portion of its investment in Innovasive Devices, which can be sold within one year, as an available-for-sale investment at market value, or $2.7 million, reflecting an unrealized gain of $1.6 million ($2.7 million estimated fair value less $1.1 million cost), which has been included in a separate component of stockholders' equity, net of tax. The remaining 612,000 restricted shares of common stock continue to be valued at cost. The investment in Innovasive is included in "other investments and assets" in the accompanying balance sheets.

        During fiscal 1997 and 1996, the Company did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices' common stock is quoted on The Nasdaq Stock Market. The closing price of Innovasive Devices' common stock at June 30, 1997, was $11.75 per share. At June 30, 1997, the Company held approximately a 9% ownership position in Innovasive Devices. As of August 1, 1997, Innovasive Devices's closing stock price was $9.25 per share, resulting in a decrease of $800,000 in the estimated fair value of the non-restricted portion of the Company's investment in Innovasive Devices.


7. AQUISITIONS

LipoMatrix

        LipoMatrix, Incorporated ("LipoMatrix") is the developer and manufacturer of Trilucent implant, which is the first commercially available triglyceride-filled mammary implant in the world. In fiscal 1996, the Company introduced Trilucent implant in most countries of Western Europe.

        In August 1995, as part of the Company's strategy to expand its marketing franchise in aesthetic and reconstructive technology, the Company entered into a stock purchase agreement with certain stockholders of LipoMatrix, Incorporated of Neuchatel, Switzerland ("LipoMatrix"), a developer and the manufacturer of the Trilucent(TM) breast implant ("Trilucent implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. The Company also entered into a stock purchase agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million, consisting of payments to LipoMatrix stockholders, the balance of the Company's investment in LipoMatrix at the date of purchase, direct costs and the assumption of LipoMatrix' net liabilities of $926,000. The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996 at which time aggregate cash payments of approximately $20.1 million were made by the Company to the selling LipoMatrix stockholders, as well as certain of LipoMatrix's current and former employees.

        The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition. Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. The Company charged the $14.8 million allocated to in-process research and development to expense at the date of acquisition in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" ("SFAS #2"). The in-process research and development represented research and development projects where technological feasibility had not yet been established, major regulatory marketing approvals had not yet been obtained and where there were no alternative future uses or markets. The Company's results of operations for fiscal 1996 include LipoMatrix' results from August 22, 1995, through June 30, 1996.

        The unaudited pro forma results of operations of the Company for fiscal years 1996 and 1995, assuming the acquisition of LipoMatrix occurred on July 1, 1994, on the basis described above with all material intercompany transactions eliminated, are as follows:

Years ended June 30,                                 1996              1995
-------------------------------------------       ----------        ----------
(In thousands, except income per share)
Total revenues                                    $   70,745        $   72,560
Net income                                            40,436             3,054
Net income per share                                    4.46               .32

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

Cohesion Corporation

         The Company increased its ownership position in Cohesion Corporation of Palo Alto, California ("Cohesion") from approximately 40% to 81% on May 29, 1996. The Company expects that it will increase its ownership position in Cohesion during fiscal 1998. Cohesion is a privately-held company developing proprietary products for hemostasis and tissue adhesion, biosealants and adhesion prevention barriers for surgical applications. In connection with the Company's May 1996 investment in Cohesion, $3.0 million of the purchase price was allocated to in-process research and development, which was expensed at the time of the investment. The Company will provide minimal R&D support to Cohesion as needed.

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

8.     COMMITMENTS

MINIMUM LEASE PAYMENTS

         Future minimum lease payments under noncancelable operating leases at June 30, 1997 are as follows:

 (In thousands)
                                          1998   $        5,090
                                          1999            4,592
                                          2000            3,677
                                          2001            3,540
                                          2002            3,159
                                    Thereafter            7,725
                                                 --------------
Total minimum lease payments                     $       27,783
                                                 ==============

        Rental expense was $4.6 million, $5.3 million and $4.7 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

MINIMUM PURCHASES

        Future minimum purchases required by the distribution agreements with Tissue Technologies, Inc. and Cosmederm Technologies, Inc. at June 30, 1997 are as follows:


 (In thousands)
                                         1998   $        1,750
                                         1999            3,250
                                         2000            4,938
                                         2001            6,653
                                         2002            9,318
                                   Thereafter            8,621
                                                --------------
Total minimum purchases                         $       34,530
                                                ==============

REVOLVING LINE OF CREDIT AGREEMENT

         In November 1994, the Company entered into a $7 million revolving line of credit with a bank, secured by shares of Target common stock held by the Company. The terms of this facility contained certain financial covenants and restricted the aggregate amount of cash dividends payable by the Company. In December 1995, the $7 million revolving line of credit was increased to $15 million. During fiscal 1996, $5.0 million was borrowed under this agreement. In June 1997, the Company repaid the outstanding balance and canceled the revolving line of credit agreement prior to its expiration date of November 15, 1997. Interest associated with this agreement was, at the Company's option, based on either the prime rate plus 1/2% or the Eurodollar rate plus the lesser of 1 1/4% or the Alternate LIBOR applicable margin. Interest was payable monthly. Additionally, the Company was required to pay, on a quarterly basis, a commitment fee of 3/8 of 1% per annum of the unused portion. The weighted average interest rate was 8.1% on the outstanding short-term borrowings at June 30, 1996.

TERM LOANS AND LINE OF CREDIT

         Prior to the Company's acquisition of LipoMatrix, LipoMatrix established three term loans and a general credit line with a major bank, totaling $2.9 million (4.1 Swiss Francs). As of June 30, 1997, $800,000 (1.2 million Swiss Francs) of these credit facilities is unused. Borrowings under these credit facilities bear interest at 7% per annum, payable semi-annually in June and December. Interest subsidies totaling 5.075% are received on the term loans annually, resulting in a net interest rate due on the term loans of 1.925%. Semi-annual repayment of these credit facilities began on June 30, 1996, and continues over a period not to exceed ten years. Approximately one-half of these credit facilities is guaranteed by the Swiss Confederation.

BONUS AGREEMENT

         In February 1996, the Company entered into a cash bonus agreement with the Company's Chairman and Chief Executive Officer whereby cash bonuses in the amounts of $325,000, $305,000, $285,000, $265,000 and $245,000 would be paid to him on February 13 of each of the following five years beginning in 1997, providing that he continued to serve the Company on the applicable payment date. On February 10, 1997, Mr. Palefsky resigned as Chief Executive Officer and subsequently resigned as Chairman of the Board of Directors on June 20, 1997, and as a result, the February 13, 1997 payment and future payments were not required to be paid under this bonus agreement. The bonus agreement was replaced by the officer separation agreement. Under the officer separation agreement, Mr. Palefsky will continue to serve as a consultant to the Company during the next two years and as a result, the Company will make payments to Mr. Palefsky during fiscal 1998 and fiscal 1999 totaling $575,000 and $233,000, respectively.

9.     LEGAL MATTERS

         In May 1997, the Company settled its lawsuit with Matrix Pharmaceutical, Inc. ("Matrix"), which had been pending since December 1994. The lawsuit involved the Company's claims of trade secret misappropriation against Matrix and two former Collagen Corporation employees hired by Matrix in 1992, as well as cross-complaints against the Company by Matrix and the two employees for defamation and violation of state unfair competition law.

         In exchange for certain consideration, Matrix has agreed that for a period of five years it will not manufacture or sell products that are directly competitive with the Company's current core products. The Company has granted Matrix a nonexclusive license to certain of the Company's intellectual property, for certain nonmonetary consideration. The lawsuit was settled and dismissed with prejudice. All claims by and against all parties have been released.

         The Company is involved in other legal actions, including product liability claims, arising in the ordinary course of business. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's consolidated financial position or results of its operations.

10. STOCKHOLDERS' EQUITY

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

         At June 30, 1997, the total number of shares of common stock reserved for issuance under the Company's current stock option plans was 2,069,043.

         Stock option activities under the stock option plans were as follows:

                                                                                  WEIGHTED
                                                                                   AVERAGE      NUMBER
                                     NUMBER           OPTION EXERCISE PRICE       PRICE PER    OF SHARES
                                    OF SHARES             RANGE PER SHARE           SHARE      EXERCISABLE
                                  -----------      --------------------------     ---------    -----------
Outstanding at June 30, 1995        1,217,976      $   4.69      -   $  28.25     $   18.03      851,702
Granted                               431,100         17.00      -      20.50         18.09
Exercised                             (22,154)        16.25      -      22.88         16.26
Forfeitures or expired               (145,249)         6.38      -      26.50         20.10
                                  -----------      --------          --------     ----------   ---------
Outstanding at June 30, 1996        1,481,673      $   4.69      -   $  28.25     $   17.88      976,896
Granted                               549,250         16.75      -      20.75         18.76
Exercised                            (146,552)        16.56      -      22.75          9.09
Forfeitures or expired               (162,468)         7.25      -      28.25         20.22
                                  -----------      --------          --------     ----------   ---------
Outstanding at June 30, 1997        1,721,903        $ 4.69      -   $  28.25     $   18.69    1,016,326
                                  ===========      ========          ========
Available for grant at
June 30, 1997                        347,140
                                  ==========

STOCK PURCHASE PLAN

         In 1985, the Company established an employee stock purchase plan under which 450,000 shares of the Company's common stock were reserved for issuance to employees. Subsequently, the Company increased the authorization to 600,000 shares. The Board of Directors of the Company has authorized and submitted to the Company's stockholders, a proposal to increase the authorization to 700,000 shares and to permit each participant to purchase up to 3,000 shares during any offering period. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares at a price per share that is the lesser of 85 percent of the fair market value as of the beginning or close of the yearly offering period.

         For fiscal 1997, 1996 and 1995, shares issued under the plan were 34,769, 34,084, and 36,100, respectively. The average issuance price per share was $15.52, $17.83 and $19.28 for fiscal years 1997, 1996 and 1995, respectively. At June 30, 1997, 33,140 shares remained available for future sales under this plan.

STOCK COMPENSATION

         The Company has elected to follow Accounting Principles Board Statement No. 25 ("APB No. 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS#123") requires the use of option valuation models that were not developed for use in valuing employees stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is generally recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS#123 and determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6.34% and 5.82%, respectively; volatility factor of the expected market price of the Company's Common Stock of 43% and 49%, respectively; no dividend payments; and a weighted-average expected life of the option of 4.0 years and 4.5 years, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. The Company's pro forma information follows:

Years ended June 30,                                    1997               1996
-----------------------------------------        -----------        -----------
(In thousands, except per share data)
Pro forma net income                             $     5,545        $    25,685
Pro forma net income per share                   $       .62        $      2.82

Because SFAS#123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1998.

       The following table summarizes information about stock options outstanding at June 30, 1997:

                              Options Outstanding                                           Options Exercisable
----------------------------------------------------------------------------------   ------------------------------------
                                                                  Weighted Average             Number
            Range of     Number Outstanding   Weighted Average           Remaining     Exercisable as   Weighted Average
     Exercise Prices    as of June 30, 1997     Exercise Price   Contractual Price   of June 30, 1997     Exercise Price
--------------------   ---------------------  -----------------  -----------------   ----------------   -----------------
     $ 4.69 - $ 6.38                 72,734             $ 5.65               $ .76             68,734             $ 5.66
       7.25 -  10.00                 78,269               7.51                 .40             78,269               7.51
      12.00 -  18.00                479,653              16.93                7.84            222,253              16.99
      18.13 -  26.50              1,085,747              21.09                7.07            641,570              21.51
      28.25 -  28.25                  5,500              28.25                3.64              5,500              28.25
====================   ====================   ================   =================   ================   =================
    $ 4.69 - $ 28.25              1,721,903             $18.69               $6.70          1,016,326            $ 18.41
====================   ====================   ================   =================   ================   =================

The weighted-average fair values of options granted during the years ended June 30, 1997 and 1996 were $5.75 and $6.67 per share, respectively.

STOCK REPURCHASE PROGRAM

         In February 1993, the Company's Board of Directors authorized a stock repurchase program. In fiscal years 1997, 1996 and 1995, the Company repurchased 147,900, 300,000 and 562,500 shares at average acquisition prices of approximately $17, $18 and $20 per share, respectively. In June 1996, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. As of June 30, 1997, an additional 352,100 shares are authorized for repurchase. The Company plans to retain repurchased shares as treasury stock, but may use a portion of the stock in various company stock benefit plans.

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

11. INTERNATIONAL SALES AND DISTRIBUTION RIGHTS

         Export sales were $34.7 million in fiscal 1997, $32.6 million in fiscal 1996 and $26.1 million in fiscal 1995. These export sales are primarily in Europe ($24.7 million, $23.8 million and $19.4 million in fiscal years 1997, 1996 and 1995, respectively) and the Pacific Rim ($7.6 million and $7.1 million in fiscal 1997 and fiscal 1996, respectively). No other geographic region accounted for ten percent or more of total sales in any fiscal year. The Company markets its products internationally directly in Canada, ten European countries, Australia and New Zealand and via distributors in other countries. During fiscal 1996, the Company paid commissions based upon a percentage of net sales to its former European distributor, whose contract expired in December 1995.

12. MAJOR CUSTOMER AND PRODUCTS

         During fiscal years 1997, 1996 and 1995, the Company realized product sales from its marketing partner, Bard, of $7.9 million, $6.2 million and $16.5 million, respectively, which represented 11%, 9% and 23% of product sales. Bard has exclusive worldwide marketing and distribution rights for Contigen implant, a product introduced in fiscal 1994. These amounts were comprised of product sales of Contigen implant of $1.2 million, $300,000 and $13.4 million of Contigen implant as well as $6.7 million, $5.9 million and $3.1 million of income from Bard's direct sales to physicians in fiscal years 1997, 1996 and 1995, respectively. In fiscal years 1996 and 1995, the Company also recorded other revenue of $2.0 million and $1.0 million, respectively, which consisted of milestone payments from Bard in accordance with an agreement between the Company and Bard. The final milestone payment of $2.0 million was paid to the Company on September 30, 1995. In fiscal years 1997, 1996 and 1995, 76%, 82% and 72% of product sales, respectively, were derived from Zyderm implant/Zyplast implant products.

13. INCOME TAXES

        The Company uses the liability method of accounting for income taxes required by SFAS No. 109.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and June 30, 1996 are presented below:

June 30,                                                    1997               1996
-------------------------------------------------        ----------         ----------
(In thousands)
Deferred tax liabilities:
       Unrealized gain on marketable securities          $   32,507         $   23,860
       Investments                                            2,507              3,154
       Intangible assets                                        378                512
       Property, plant & equipment                               --                132
       Foreign earnings and credits (net)                        56                 16
                                                         ----------         ----------
            Total deferred tax liabilities                   35,448             27,674
                                                         ----------         ----------
Deferred tax assets:
       Equity in losses of affiliates                         5,607              5,665
       Non-deductible accruals                                2,065              1,876
       State income taxes                                     1,864              2,726
       Accounts receivable                                      647                361
       Inventories                                              501                472
       Property, plant & equipment                              176                 --
       Other                                                  1,380                608
       Valuation allowance                                   (5,881)            (5,940)
                                                         ----------         ----------
            Total deferred tax assets                         6,359              5,768
                                                         ----------         ----------
                  Net deferred tax liabilities           $   29,089         $   21,906
                                                         ==========         ==========

         The valuation allowance decreased by $59,000 in fiscal 1997 and increased by $2.3 million and $2.0 million in fiscal years 1996 and 1995, respectively. Significant components of the provision for income taxes are as follows:

Years ended June 30,                         1997           1996           1995
-----------------------------------     ---------      ---------      ---------
(In thousands)
Current:
      Federal                           $   5,442      $  36,793      $   6,358
      Foreign                                 553            360            164
      State                                 2,075          7,491            979
                                        ---------      ---------      ---------
      Total current                         8,070         44,644          7,501
                                        ---------      ---------      ---------
Deferred:
      Federal                                (971)        (5,971)          (368)
      State                                  (492)          (688)           307
                                        ---------      ---------      ---------
      Total deferred                       (1,463)        (6,659)           (61)
                                        ---------      ---------      ---------
                                        $   6,607      $  37,985      $   7,440
                                        =========      =========      =========

         For financial reporting purposes, income before income taxes includes the following components:

Years ended June 30,                       1997           1996           1995
------------------------------------     ---------      ---------      ---------
(In thousands)
Domestic operations                      $  15,498      $  85,816      $  16,171
Foreign operations                          (2,284)       (21,361)            29
                                         ---------      ---------      ---------
                                         $  13,214      $  64,455      $  16,200
                                         =========      =========      =========

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

Years ended June 30,                               1997           1996          1995
-----------------------------------------     ---------      ---------     ---------
(In thousands)
Income before income taxes                    $  13,214      $  64,455     $  16,200
                                              =========      =========     =========
Expected tax at 35%  or 34%                   $   4,625      $  22,559     $   5,670
State income tax, net of  federal benefit           741          4,422           832
In-process research and development                  --          6,230            --
Net operating losses of subsidiaries for
  which no current benefit is realizable          1,176          2,166            80
Equity in losses of affiliates                     (222)         2,039         1,549
Goodwill / intangible amortization                  530            442            --
Benefit from favorable tax settlement                --             --          (543)
Other                                              (243)           127          (148)
                                              ---------      ---------     ---------
                                              $   6,607      $  37,985     $   7,440
                                              =========      =========     =========

14. STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information:

Years ended June 30,                               1997          1996          1995
                                                 ---------     ---------     ---------
(In thousands)
Cash paid during the year for:
      Interest (net of capitalized interest)     $     473     $     296     $      91
      Income taxes (net of refunds)                  5,068        42,817         5,518
Non-cash financing activity:
      Dividends declared                         $     881     $     883     $     676

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Collagen Corporation

We have audited the accompanying consolidated balance sheets of Collagen Corporation as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collagen Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
August  1, 1997

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended                                      June 30         March 31        December 31     September 30
                                                  ----------       ----------       -----------     ------------
(In thousands, except per share amounts)
FISCAL 1997
Product sales                                     $   19,443       $   16,527       $   19,057       $   16,785
Cost of sales                                          5,381            4,461            5,321            5,145
Selling, general and administrative expenses          11,280           12,969           10,479            8,848
Research and development expenses                      5,595            4,558            4,525            4,162
Operating loss                                        (2,813)          (5,461)          (1,268)          (1,370)
Net gain on investments, principally
    Target Therapeutics, Inc.                             --               --            3,038            6,184
Net gain on investments, Prograft
     Medical, Inc.                                     9,063               --               --               --
Net income (loss)                                      7,614           (3,561)           1,011            2,307
Net income (loss) per share                              .86             (.41)             .11              .25
Share price:
    High                                          $    19.75       $    26.00       $    21.50       $    20.25
    Low                                                13.75            18.25            18.00            16.50
                                                  ----------       ----------       ----------       ----------

Quarters ended                                      June 30            March 31       December 31     September 30
                                                   ----------         ---------       -----------     ------------
(In thousands, except per share amounts)
FISCAL 1996
Product sales                                      $  18,320          $  16,587       $  18,883      $  14,940
Other revenue                                             --                 --              --          2,000
Cost of sales                                          5,034              5,207           5,074          3,997
Selling, general and administrative expenses          10,220             10,051          10,467          8,302
Research and development expenses                      3,242              3,424           2,925          2,579
Purchased in-process research and development          3,000(2)              --              --         14,800(1)
Operating income (loss)                               (3,176)            (2,095)            417        (12,738)
Net gain on investments, principally
    Target Therapeutics, Inc.                         14,421             36,285          20,921         10,466
Net income (loss)                                      6,333             19,400           9,470         (8,551)
Net income (loss) per share                              .70               2.14            1.05           (.95)
Share price:
    High                                           $   22.75          $   23.50       $   21.25      $   21.50
    Low                                                18.75              19.25           17.00          15.00
                                                   ---------          ---------       ---------      ---------

(1) Represents charge of $14.8 million for in-process research and development costs in connection with the acquisition of LipoMatrix.

(2) Represents charge of $3.0 million for in-process research and development costs in connection with the acquisition of Cohesion Corporation.

         The common stock of the Company is traded over-the-counter on The Nasdaq Stock Market under the symbol CGEN. The Company declared a cash dividend of $.10 per share on its common stock payable to shareholders of record on June 30, 1997, in addition to a $.10 per share dividend declared and paid earlier in fiscal 1997. In fiscal 1996, the Company declared a cash dividend of $.10 per share on its common stock payable to shareholders of record on June 14, 1996, in addition to a $.075 per share dividend declared and paid earlier in fiscal 1996. While the Company does not expect to pay dividends in the near future, the Board of Directors will re-evaluate the dividend policy on a semi-annual basis. See Consolidated Statements of Stockholders' Equity.

                                                                     SCHEDULE II

                              COLLAGEN CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1995, 1996 and 1997

                                                                       Additions charged
                                                       Balance at        to costs and                        Balance at  end
Description                                       beginning of Period       expenses        Deductions (1)       of period
-------------------------------------------       -------------------  ------------------   --------------   ------------------
(In thousands)
1995
           Allowance for doubtful accounts               $ 353                $ 46                 $  16            $ 383

1996
           Allowance for doubtful accounts               $ 383                $ 33                 $  41            $ 375

1997
           Allowance for doubtful accounts                $375                 $71                   $28             $418


---------
(1)  Write-off of uncollectible accounts

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the information under the caption "Election of Directors" of the Company's Proxy Statement for its Annual Meeting of Stockholders filed on or about September 26, 1997 (the "Proxy Statement"). See "Business - Executive Officers" in Item I of this Annual Report Form 10-K for information concerning the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information under the caption "Compensation of Executive Officers" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" of the Proxy Statement.

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

2. Exhibits


    EXHIBIT
    NUMBER           NOTES      DESCRIPTION
    ------           -----      -----------
      3.1             (8)       Certificate of Incorporation of Collagen Subsidiary, Inc.
      3.2                       Certificate of Merger of Collagen Corporation, a
                                California corporation, into Collagen Subsidiary, Inc.,
                                a Delaware corporation
      3.3            (12)       By-Laws of Collagen Corporation, as amended
      3.4            (17)       By-Laws of Collagen Corporation, as amended on August 9,
                                1996, effective October 30, 1996
      3.5             (9)       Preferred Shares Rights Agreement between the Registrant
                                and the Bank of New York dated November 29, 1994
     10.24            (1)       Collaborative Research and Distribution Agreement with
                                Zimmer, Inc. dated as of June 26, 1985
     10.27            (1)       Distribution Agreement between Registrant and Lederle
                                (Japan), Ltd. dated as of June 26, 1985
     10.34            (2)       Agreement for Sale and Leaseback of Manufacturing
                                Facility between Registrant and Heleasco Seven, Inc.
     10.36            (3)       Amended and Restated Development and Distribution
                                Agreement with C.R. Bard, Inc., dated as of August 4,
                                1989
     10.38            (4)       Agreement for Sale and Leaseback of Manufacturing
                                Facility between Registrant and Heleasco Seven, Inc.
                                dated September 25, 1989
     10.39            (4)       Agreement for Sale and Leaseback of Manufacturing
                                Facility between Registrant and Heleasco Seven, Inc.
                                dated December 29, 1989
     10.40            (4)       Amended and Restated Promissory Note of Dale A.
                                Stringfellow, dated September 7, 1990
     10.41            (4)       Amended and Restated Promissory Note Secured by Deed of
                                Trust by Dale A. Stringfellow, dated September 7,  1990
     10.42            (4)       1984 Incentive Stock Option Plan, as amended
     10.43                      1985 Employee Stock Purchase Plan, as amended
     10.44           (12)       1990 Directors' Stock Option Plan, as amended
     10.46            (5)       Agreement between Registrant and Essex Chemie, A.G.
                                dated November 19, 1990
     10.56            (6)       Lease Agreement dated June 1, 1992 by and between
                                Registrant and Harbor Investment Partners
     10.58            (6)       License and Option Agreement dated June 30, 1992 between
                                Registrant and Research Development Foundation
     10.60            (7)       Amendments dated February 16, 1993 and February 18, 1993
                                respectively, to the Product Development and
                                Distribution Agreement dated January 18, 1985 by and
                                between Registrant and Zimmer, Inc., originally filed as
                                Exhibit  10.24 to Registrant's Form 10K for the fiscal
                                year ended June 30, 1985
     10.61*           (7)       Letter Agreement, dated April 26, 1991 and May 21, 1993
                                by and between Collagen Corporation and A. Neville
                                Pelletier
     10.62           (16)       1994 Stock Option Plan, as amended
     10.63            (8)       Renewed Lease for 2500 Faber Place, Palo Alto,
                                California dated December 1, 1992 between Registrant and
                                Leonard Ely, Shirley Ely, Carl Carlsen and Mary L.
                                Carlsen
     10.65*           (8)       Promissory Note of Howard D. Palefsky dated August 3,
                                1994

--------

* Constitutes a management contract or compensatory contract, plan or arrangement.

     10.66            (8)       Revised Form of Agreement Regarding Proprietary
                                Information and Inventions between Registrant and all
                                employees or consultants
     10.67            (9)       Credit Agreement, dated November 15, 1994, by and
                                between the Bank of New York and the Registrant, as
                                amended January 24, 1995
     10.67(a)        (12)       Second Amendment, Third Amendment and Fourth Amendment
                                dated June 30, 1995, September 30, 1995, and December
                                26, 1995, respectively, to Credit Agreement dated
                                November 15, 1994 by and between the Bank of New York
                                and the Registrant
     10.67(b)        (13)       Fifth Amendment, dated March 29, 1996, to Credit
                                Agreement dated November 15, 1994 by and between the
                                Bank of New York and the Registrant
     10.67(c)        (15)       Sixth Amendment, dated June 28, 1996, to Credit
                                Agreement dated November 15, 1994 by and between the
                                Bank of New York and the Registrant
     10.67(d)        (16)       Seventh Amendment, dated September 30, 1996, to Credit
                                Agreement dated November 15, 1994 by and between the
                                Bank of New York and the Registrant
     10.67(e)        (17)       Eighth Amendment, dated December 31, 1996, to Credit
                                Agreement dated November 15, 1994 by and between the
                                Bank of New York and the Registrant
     10.68            (9)       Letter Agreement, dated October 7, 1994, by and between
                                C.R. Bard. Inc. and the Registrant, amending the Amended
                                and Restated Development and Distribution Agreement
                                dated August 4, 1989 between the Parties originally
                                filed as Exhibit 10.36 to the Registrant's Form 10K for
                                the fiscal year ended June 30, 1989
     10.70*          (11)       Letter of Acceptance of Employment by and between Gary
                                Petersmeyer and the Registrant, dated December 19, 1994
     10.71**         (11)       License, Supply and Option Agreement, dated March 24,
                                1995 by and between LipoMatrix, Incorporated and
                                Registrant
     10.72**         (11)       Distributor Agreement dated March 24, 1995 by and
                                between LipoMatrix, Incorporated and the Registrant
     10.73**         (11)       Coordination Agreement dated March 24, 1995, by and
                                between LipoMatrix Incorporated and the Registrant's
                                wholly owned subsidiary, Collagen International
                                Incorporated
     10.74*          (11)       Promissory Note of Howard D. Palefsky dated June 5, 1995
     10.75**         (11)       Letter Agreement, dated July 10, 1995 by and between
                                C.R. Bard, Inc. and the Registrant , amending the
                                Amended and Restated Development and Distribution
                                Agreement dated August  4, 1989 between the Parties
                                originally filed as Exhibit 10.36 to the Registrant's
                                Form 10K for the fiscal year ended June 30, 1989
     10.76           (10)       Stock Purchase Agreement dated August 22, 1995 between
                                the Registrant and certain stockholders of LipoMatrix,
                                Incorporated
     10.77           (12)       Promissory Note between Howard D. Palefsky and the
                                Registrant dated December 11, 1995
     10.78           (14)       Bonus Agreement between Howard D. Palefsky and the
                                Registrant dated February 20, 1996

--------

* Constitutes a management contract or compensatory contract, plan or arrangement.

**  Confidential treatment is requested for a portion of this document.

     10.79           (14)       Promissory Note between Howard D. Palefsky and the
                                Registrant dated February 20, 1996
     10.80           (13)       Amended and Restated Secured Loan Agreement between Ross
                                R. Erickson and the Registrant dated December 31, 1995
     10.81*          (15)       Letter of Acceptance of Employment by and Pierre Comte
                                and the Registrant dated March 21, 1995
     10.82           (15)       Loan Agreement between the Registrant and Cohesion
                                Corporation dated May 24, 1996
     10.83**         (15)       Worldwide Medical Product Distribution Agreement between
                                Registrant and Tissue Technologies, Inc. dated June 4,
                                1996
     10.84**         (15)       Distribution Agreement between Registrant and Biomatrix,
                                Inc. dated June 17, 1996
     10.85           (16)       Repaid Promissory Note from Reid W. Dennis to the
                                Registrant,  dated July 22, 1996
     10.86*          (17)       License, Supply and International Distribution Agreement
                                between Registrant and Cosmederm Technologies, Inc.,
                                dated September 6, 1996
     10.88           (18)       Agreement between Howard D. Palefsky and the Registrant
                                dated March 15, 1997
     10.89           (18)       Employment Agreement between Gary Petersmeyer and the
                                Registrant dated February 7, 1997
     10.90           (18)       Form of Management Continuity Agreement between certain
                                officers of the Company and the Registrant dated
                                February 7, 1997
     10.91*                     Employment Contract between Registrant and Jean-Pierre
                                Capdevielle dated January 9, 1997
     10.92**                    Distribution Agreement between Registrant and Lederle
                                (Japan), LTD. dated June 30, 1997
     11.1                       Statement Regarding Weighted Average Common and Common
                                Equivalent Shares Used in Computation of Per Share Income
     21.1                       List of Subsidiaries
     23.1                       Consent of Ernst & Young LLP, Independent Auditors
     24.1                       Power of Attorney (see page 42)
     27.1                       Financial Data Schedule (EDGAR version only)


Notes to Exhibits:

   (1) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1985.

   (2) Incorporated by reference to the same exhibits filed with the Registrant's Current Report on Form 8-K dated March 31, 1989.

   (3) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1989.

   (4) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1990.

   (5) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1991.

----------

* Constitutes a management contract or compensatory contract, plan or arrangement.

**  Confidential treatment is requested for a portion of this document.

   (6) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1992.

   (7) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1993.

   (8) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1994

   (9) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

  (10) Incorporated by reference to exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated September 6, 1995.

  (11) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1995

  (12) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995

  (13) Incorporated by reference to exhibit 10.76 originally filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995

  (14) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996

  (15) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1996

  (16) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996

  (17) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996

  (18) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (CONT'D)

b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLLAGEN CORPORATION

                                        /s/ Gary S. Petersmeyer
                                        ----------------------------------------
                                        Gary S. Petersmeyer
                                        President, Chief Executive Officer, and
                                        Director (Principal Executive Officer)

Dated: September 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                     Title                                     Date
            ---------                                     -----                                     ----
/s/ Gary S. Petersmeyer                 President, Chief Executive Officer, and              September 17, 1997
------------------------------------    Director (Principal Executive Officer)
Gary S. Petersmeyer

/s/ Norman L. Halleen                   Vice President and Chief Financial Officer           September 18, 1997
------------------------------------    (Principal Financial and Accounting Officer)
Norman L. Halleen

/s/ Anne L. Bakar                       Director                                             September 17, 1997
------------------------------------
Anne L. Bakar

/s/ John R. Daniels, MD                 Director                                             September 18, 1997
------------------------------------
John R. Daniels, MD

/s/ William G. Davis                    Director                                             September 18, 1997
------------------------------------
William G. Davis

/s/ Reid W. Dennis                      Director                                             September 18, 1997
------------------------------------
Reid W. Dennis

/s/ Craig W. Johnson, Esq.              Director                                             September 18, 1997
------------------------------------
Craig W. Johnson, Esq.

/s/ Rodney Perkins, MD                  Director                                             September 18, 1997
------------------------------------
Rodney Perkins, MD

/s/ Roger H. Salquist                   Director                                             September 18, 1997
------------------------------------
Roger H. Salquist

                              COLLAGEN CORPORATION

             FORM 10K ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1997


                                INDEX TO EXHIBITS


   Exhibit                                                                               Sequentially
   Number                                           Exhibit                              Numbered Page
   ------                                           -------                              -------------
    10.43     1985 Employee Stock Purchase Plan, as amended
    10.91*    Employment Contract between the Registrant and Jean-Pierre
              Capdevielle dated January 9, 1997
    10.92**   Distribution Agreement between the Registrant and Lederle (Japan),
              LTD. dated June 30, 1997
    11.1      Statement Regarding Weighted Average Common and Common Equivalent
              Shares Used in Computation of Per Share Income
    21.1      List of Subsidiaries
    23.1      Consent of Ernst & Young LLP, Independent Auditors
    24.1      Power of Attorney (see page 42)
    27.1      Financial Data Schedule (EDGAR version only)

----------
* Constitutes a management contract or compensatory contract, plan or arrangement.

**  Confidential treatment is requested for a portion of this document.