Form 10-Q
period 1997-09-30
COLLAGEN CORP /DE
filed 1997-11-14
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarter period ended September 30, 1997

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

As of October 31, 1997, Registrant had outstanding 8,898,364 shares of common stock, exclusive of 1,947,900 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX



PART I.        Financial Information                                          Page No.
------------------------------------                                          --------
Consolidated Balance Sheets -
September 30, 1997 and June 30, 1997 ..........................................    3

Consolidated Statements of Income -
Three months ended September 30, 1997 and 1996 ................................    4

Condensed Consolidated Statements of Cash Flows -
Three months ended September 30, 1997 and 1996 ................................    5

Notes to Condensed Consolidated Financial Statements ..........................  6-9

Management's Discussion and Analysis of Financial
Condition and Results of Operations ........................................... 10-17


PART II.       Other Information
--------------------------------

Other Information ............................................................. 18-20

Signatures ....................................................................    21


                              COLLAGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                 September 30,            June 30,
                                                                    1997                   1997 *
                                                                 -------------          ------------
ASSETS
   Current assets:
     Cash and cash equivalents                                    $     16,162          $     18,481
     Short-term investments                                              7,792                 5,117
     Accounts receivable, net                                           12,701                10,759
     Inventories, net                                                   13,610                14,293
     Other current assets, net                                           9,957                 9,314
                                                                  ------------         -------------
           Total current assets                                         60,222                57,964

   Property and equipment, net                                          15,670                15,260
   Intangible assets and goodwill, net                                  13,979                14,764
   Investment in Boston Scientific Corporation                          70,522                83,874
   Other investments and assets, net                                    17,309                13,049
                                                                  ------------         -------------
                                                                  $    177,702         $     184,911
                                                                  ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                             $      1,620          $      2,638
     Other accrued liabilities                                          12,828                13,638
     Income taxes payable                                               10,084                 9,376
     Notes payable                                                       2,030                    70
                                                                  ------------         -------------
           Total current liabilities                                    26,562                25,722

   Long-term liabilities:
     Deferred income taxes                                              32,345                35,448
     Other long-term liabilities                                         1,800                 3,795
                                                                  ------------         -------------
           Total long-term liabilities                                  34,145                39,243

   Commitments and contingencies
   Minority Interest                                                        19                    49

   Stockholders' equity:

     Preferred Stock, $.01 par value, authorized:
        5,000,000 shares; none issued and outstanding                       --                    --
     Common stock, $.01 par value, authorized:
        28,950,000 shares, issued: 10,770,304 shares
        at September 30, 1997 (10,756,935 shares at
        June 30, 1997), outstanding: 8,822,404 shares at
        September  30, 1997 (8,809,035 shares at June 30, 1997             108                   108
     Additional paid-in capital                                         67,297                67,204
     Retained earnings                                                  50,009                47,999
     Cumulative translation adjustment                                  (2,002)               (1,717)
     Unrealized gain on available-for-sale investments                  42,430                47,069
     Treasury stock, at cost, 1,947,900 shares at
        September 30, 1997 and June 30, 1997                           (40,766)              (40,766)
                                                                  ------------         -------------
           Total stockholders' equity                                  117,076               119,897
                                                                  ------------         -------------
                                                                  $    177,702         $     184,911
                                                                  ============         =============

* Amounts derived from audited financial statements at the date indicated.

                              COLLAGEN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             Three Months Ended
                                                                September 30,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
Revenues:
   Product Sales                                            $ 20,402    $ 16,785

Costs and expenses:
   Cost of sales                                               6,502       5,145
   Selling, general and administrative                        10,569       8,848
   Research and development                                    5,726       4,162
                                                            --------    --------
                                                              22,797      18,155
                                                            --------    --------

Loss from operations                                          (2,395)     (1,370)

Other income (expense):
   Net gain on investments, principally Boston Scientific
     Corporation (Target Therapeutics, Inc. in fiscal 1997)    5,932       6,184
   Equity in losses of affiliates, net                           (73)       (474)
   Interest income                                               301         354
   Interest expense                                              (25)        (85)
                                                            --------    --------

Income before income taxes and minority interest               3,740       4,609

Provision for income taxes                                     1,758       2,443
Minority interest                                                (28)       (141)
                                                            --------    --------

Net income                                                  $  2,010    $  2,307
                                                            ========    ========

Net income per share                                        $    .23    $    .25
                                                            ========    ========

Shares used in calculating per share information               8,901       9,086
                                                            ========    ========

                              COLLAGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                --------------------
                                                                                  1997        1996
                                                                                --------    --------
Cash flows from operating activities:
   Net income                                                                   $  2,010    $  2,307
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                1,730       1,617
      Equity in losses of affiliates                                                  73         474
      Gain on investments, net of taxes paid of $0 and $3.5 million
        in fiscal 1998 and 1997, respectively                                     (5,932)     (2,702)
      Other adjustments related to changes in
        assets and liabilities                                                    (2,289)      1,560
                                                                                  -------     ------
    Net cash provided by (used in) operating activities                           (4,408)      3,256
                                                                                  -------     ------

Cash flows from investing activities:
   Proceeds from sale of Boston Scientific Corporation stock
    (Target Therapeutics, Inc. in Fiscal 1997), net of taxes paid                  6,216       3,767
   Proceeds from sale of other affiliate stock                                       704          --
   Proceeds from sales and maturities of short-term investments                    2,650         500
   Purchases of short-term investments                                            (5,324)     (2,865)
   Expenditures for property and equipment                                        (1,414)     (1,704)
   Increase in intangible and other assets                                            --         (46)
   Expenditures for investments in and loans to affiliates, net of repayments         44      (1,255)
                                                                                --------    --------
    Net cash provided by (used in) investing activities                            2,876      (1,603)
                                                                                --------    --------

Cash flows from financing activities:
   Repurchase of common stock                                                         --      (2,547)
   Net proceeds from issuance of common stock                                         94         524
   Cash dividends paid                                                              (881)       (885)
   Repayment of bank loans                                                            --         (41)
                                                                                --------    --------
    Net cash used in financing activities                                           (787)     (2,949)
                                                                                --------    --------

Net decrease in cash and cash equivalents                                         (2,319)     (1,296)

Cash and cash equivalents at beginning of period                                  18,481      21,676
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 16,162    $ 20,380
                                                                                ========    ========

                              COLLAGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of Collagen Corporation (the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing, and sale of medical devices. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in companies in which the Company has less than 20% interest with either no readily determinable fair value or with transfer restrictions are carried at cost or estimated realizable value, if less, and those unrestricted investments with a readily determinable fair value are carried at market value with the unrealized gains or losses, net of tax, as a component of stockholders' equity.

    The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three months ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the three months ended September 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at September 30, 1997 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1997 has been derived from the audited consolidated financial statements at that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.  Inventories

    Inventories consist of the following (in thousands):



                                      September 30,     June 30,
                                          1997            1997
                                      -------------     --------
                Raw materials           $ 1,231         $   938
                Work-in-process           6,604           7,188
                Finished goods            5,775           6,167
                                        -------         -------
                                        $13,610         $14,293
                                        =======         =======


3.  Investment in Boston Scientific Corporation

    The Company accounts for its investment in Boston Scientific Corporation ("Boston Scientific") as an available-for-sale equity security, which accordingly is carried at market value. During the quarter ended September 30, 1997, the Company sold 87,340 shares of Boston Scientific common stock for a pre-tax gain of approximately $5.9 million. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. The closing price of Boston Scientific common stock at September 30, 1997 was $55.19 per share. At September 30, 1997, the Company held 1,277,860 shares of Boston Scientific common stock and all holding restrictions resulting from the acquisition of Target Therapeutics, Inc. by Boston Scientific that were applicable at June 30, 1997, had expired. Pursuant to a hedging strategy implemented by the Company in mid-August 1997, approximately half of the Company's position in Boston Scientific is hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of Boston Scientific stock decline while allowing for limited upside participation should the stock price rise. The call option is collateralized by shares of Boston Scientific common stock held by the Company.

    At June 30, 1997 and September 30, 1997, the Company's shares of Boston Scientific common stock were recorded at $83.9 and $70.5 million, respectively. The $78.0 million unrealized gain ($83.9 million estimated fair value less $5.9 million cost) at June 30, 1997 and the $65.0 million unrealized gain ($70.5 million estimated fair value less $5.5 million cost) at September 30, 1997, on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax.



4.  Investment in Innovasive Devices, Inc.,

    Prior to October 1996, the Company's 844,000 shares of common stock of Innovasive Devices, Inc. ("Innovasive Devices") were valued at cost, or $4,064,000, due to restrictions which prevented the sale of any of the Company's shares of common stock of Innovasive Devices. At September 30, 1997, restrictions were no longer applicable on 292,000 shares of common stock which the Company holds in Innovasive Devices. As a result, the Company now carries the non-restricted portion of its investment in Innovasive Devices as an available-for-sale investment at market value, or $2.8 million, reflecting an unrealized gain of $1.4 million, which has been included in a separate component of stockholders' equity, net of tax. The remaining 552,000 restricted shares of common stock continue to be valued at cost.

    During the three months ended September 30, 1997, the Company did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices common stock at September 30, 1997, was $9.56 per share. At September 30, 1997, the Company held approximately a 9% ownership position in Innovasive Devices.



5.  Income Taxes

    The provision for income taxes for the three months ended September 30, 1997 and 1996 was computed by applying the estimated annual income tax rates of approximately 47% and 53%, respectively, to income before income taxes and minority interest. The lower effective tax rate in the current year primarily was due to the ability to utilize net operating loss carryforwards in certain foreign subsidiaries as a result of these foreign subsidiaries generating net income in the current year.



6.  Per Share Information

    Net income per share for the three months ended September 30, 1997 and 1996, have been computed based upon the weighted average number of common stock and dilutive common stock equivalent shares outstanding. Shares used in the per share computations are as follows (in thousands):



                                                             Three Months Ended
                                                               September 30,
                                                            --------------------
                                                            1997           1996
                                                            -----          -----
Primary:

Common stock                                                8,819          8,963
Stock options                                                  82            123
                                                            -----          -----

Weighted average number of common stock
   and dilutive common stock equivalent shares
   outstanding                                              8,901          9,086
                                                            =====          =====

7.  Earnings per share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS#128"), which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS#128 is expected to result in no change to the Company's net income per share for the three months ended September 30, 1997 compared to an increase of $0.01 per share for the three months ended September 30, 1996. The Company does not expect the impact on the calculation of the Company's fully diluted earnings per share to be material.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. The Company's actual activities with regard to its Collagen Technologies Group and Aesthetic Technologies Group may differ significantly from those discussed in the forward-looking statements, given the legal, tax, market and operational uncertainties associated with the separation of these divisions. Actual results may differ significantly from the results discussed in the forward-looking statements and may be affected by, among other things, future results of operations, strategic decisions by management or the Company's Board of Directors, uncertainties regarding timing of regulatory approvals, new product introductions and market acceptance of new products, product development cycles, results of clinical trials, potential unfavorable publicity regarding the Company or its products, possible reversals of sales trends and introduction of competitive products and, in particular the factors described below under "Factors That May Affect Future Results of Operations" as well as those under the same heading in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

The Company

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



Separation of Aesthetic Technologies Group and Collagen Technologies Group

In October 1997, the Company announced that it had determined to proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. The separation will be effected through a complete, 100-percent spin-off of Collagen Technologies Group by means of a distribution of all shares of such new entity to Collagen Corporation stockholders as of a record date to be determined. The separation is subject to a number of conditions, including, without limitation, receipt of a ruling from the Internal Revenue Service ("IRS") that the transaction will be tax-free to the Company and its stockholders. The Company is in the process of preparing a ruling request for submission to the IRS in the next few weeks. Actual timing of the distribution will depend upon tax, legal, and other considerations, and is expected to be completed by fiscal year-end.



Results of Operations

The following table shows for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Income.



                                                       PERCENT OF PRODUCT
                                                              SALES
                                                       Three Months Ended
                                                          September 30,
                                                      -------------------
                                                      1997           1996
                                                      ----           ----
           Product sales                              100%           100%
           Costs and expenses:
             Cost of sales                             32%            31%
             Selling, general and administrative       52%            53%
             Research and development                  28%            25%


Product sales. Product sales of $20.4 million in the three months ended September 30, 1997 increased approximately $3.6 million, or 22%, over the same prior-year quarter. The increase in sales primarily was due to the increase in income from direct sales of Contigen(R) Bard collagen implant ("Contigen implant") to physician customers by C.R. Bard Inc. ("Bard"), the Company's marketing partner for Contigen implant and United States sales of plastic surgery and dermatological products (including injectable collagen products and SoftForm(TM) facial implant ("SoftForm implant")) for the three months ended September 30, 1997 compared with the same period in the prior year. (See "Operating income/loss " below.)


Worldwide sales of plastic surgery and dermatological products for the three months ended September 30, 1997 were $15.4 million, up 9% from sales of $14.2 million for the same period in the prior year. Worldwide unit sales of plastic surgery and dermatological products for the three months ended September 30, 1997 increased approximately 10% over the same period in the prior year. The increase in both worldwide sales and units primarily was due to the introduction of Hylaform(R) viscoelastic gel ("Hylaform gel") in certain European countries and SoftForm implant in the United States, an increase in sales in Europe of Trilucent(TM) breast implant ("Trilucent implant"), a triglyceride-filled breast implant, and strong collagen injectable sales by the Company's Japanese distributor, partially offset by lower international sales of collagen injectable products. The Company believes the increase in injectable collagen sales in the United States in the current fiscal quarter was a result of the continuation of United States marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients, the implementation of a new sales incentive program for its sales force, and contact made with physicians not previously purchasing collagen-injectable products as a result of the introduction of SoftForm implant. The Company anticipates continued dollar growth in worldwide product sales of plastic surgery and dermatological products during fiscal 1998. The Company announced previously its plan to restructure manufacturing of the Trilucent implant to achieve long-term manufacturing efficiencies. This plan involves relocating shell manufacturing to a third party and moving the filling process to its facilities in Fremont, California. The Company is electing to shift a portion of its selling and marketing efforts away from this product during this interim transition in an effort to avoid a short supply situation. As a result, the Company does not anticipate growth in Trilucent implant sales in fiscal year 1998 over fiscal year 1997.

During the three months ended September 30, 1997 and September 30, 1996, pursuant to the Company's sales agreement with Bard, the Company recorded income of $1.7 million and $1.6 million, respectively, from Bard based on Bard's direct sales of Contigen implant to physician customers. In addition, the Company recorded $2.7 million of income from shipments of Contigen implant to Bard in the three months ended September 30, 1997 and no income for the same period in the prior year due to excess inventory at Bard. The Company expects that revenues from Contigen implant sales in fiscal 1998 will increase as a result of the resumption of shipments of Contigen implant to Bard.

For the three months ended September 30, 1997, sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were approximately $542,000 compared to $739,000 in the same period in the prior year. The decrease in sales in the current fiscal year period was due to the timing of shipments. The Company expects sales of Collagraft bone graft products in fiscal 1998 to be at the same levels recorded in fiscal 1997.

A number of uncertainties exist surrounding the marketing and distribution of Contigen implant and Collagraft bone graft products. The Company's primary means of distribution for these products is through third party firms, Bard in the case of Contigen implant and Zimmer in the case of Collagraft bone graft products. The Company's business and financial results could be adversely affected in the event that either or both of these parties are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

Cost of sales. Cost of sales as a percentage of product sales was 32% for the three months ended September 30, 1997, compared with 31% for the same prior-year period. The higher cost of sales as a percentage of product sales in the current fiscal quarter primarily was due to the introduction of product line extensions, Hylaform gel and SoftForm implant. Both products are manufactured by third parties and as a result, have higher costs per unit. Due to the high fixed costs of the Company's Fremont, California manufacturing facility, unit cost of manufacturing is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is affected by incremental production of collagen-based injectable products. The Company anticipates that cost of sales as a percentage of sales will continue to increase slightly as a result of introducing additional product line extensions, having higher costs per unit, partially offset by lower manufacturing costs per unit for collagen-based injectable products.

SG&A. Selling, general, and administrative ("SG&A") expenses were $10.6 million for the three months ended September 30, 1997, an increase of 19% over $8.8 million for the same prior-year period. SG&A expenses as a percentage of product sales were 52% for the three months ended September 30, 1997, compared to 53% for the same prior-year period. The increase in SG&A expenses, in absolute dollars, in the current fiscal quarter primarily resulted from expenses related to the separation of the Aesthetic Technologies Group and Collagen Technologies Group and marketing costs related to the introduction in the United States of SoftForm implant. The Company expects SG&A expenses in fiscal 1998 as a percentage of product sales to be at levels lower than those of fiscal 1997.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $5.7 million (28% of product sales) for the three months ended September 30, 1997, an increase of 38% over $4.2 million (25% of product sales), for the same prior-year period. The increase in R&D spending in the current fiscal quarter primarily was attributable to the ramp-up of expenses at Cohesion Corporation ("Cohesion", a controlled affiliate) to support planned development programs, including clinical trials and the ramp-up of the Company's orthopaedics programs. The Company expects R&D spending in fiscal 1998 to be at levels higher than fiscal 1997 primarily due to increased expenses for Cohesion and orthopaedics projects.

Loss from operations. Loss from operations was $2.4 million for the three months ended September 30, 1997, compared with a loss from operations of $1.4 million for the same prior-year period. The loss in the current fiscal quarter primarily was due to the ramp-up of R&D expenses at Cohesion to support planned development programs, including clinical trials, the ramp-up of the Company's orthopaedics programs, and marketing costs related to SoftForm implant, partially offset by higher Contigen implant sales and sales from product line extensions.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $183,000 on equivalent local currency basis, resulting from a decrease of approximately $846,000 in operating expenses, partially offset by a decrease of approximately $663,000 in revenue.

Net gain on investments, principally Boston Scientific Corporation. In the three months ended September 30, 1997, the Company recorded a gain on investments of $5.9 million primarily resulting from the sale of 87,340 shares of Boston Scientific Corporation ("Boston Scientific") common stock compared to $6.2 million from the sale of 230,000 shares of Target Therapeutics, Inc. ("Target") common stock in the three months ended September 30, 1996. The Company may continue to sell a portion of it shares of Boston Scientific common stock during fiscal 1998.

Equity in losses of affiliates, net. Equity in losses of affiliate companies was approximately $73,000 for the three months ended September 30, 1997, compared to equity in losses of approximately $474,000 for the same prior-year period. The decrease in equity in losses of affiliates primarily was due to lower CollOptics, Inc. ("CollOptics") losses as a result of CollOptics reducing its R&D efforts until it obtains additional funding.

The Company intends to continue to expand its new product development activities through more equity investments in or loans to affiliate companies during fiscal year 1998. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses which in turn will have an adverse effect on the Company's operating results. There can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on investment, or that the Company will not lose its entire investment.

Interest income. Interest income was $301,000 for the three months ended September 30, 1997, compared to $354,000 for the same period in the prior year. The decrease in the current fiscal year primarily was due to lower average cash and short-term investment balances and a lower average interest rate.

Provision for income taxes. The provision for income taxes for the three months ended September 30, 1997 and 1996 was computed by applying the estimated annual income tax rates of approximately 47% and 53%, respectively, to income before income taxes and minority interest. The lower effective tax rate in the current year primarily was due to the ability to utilize net operating loss carryforwards in certain foreign subsidiaries as a result of these foreign subsidiaries generating net income in the current year.


Liquidity and Capital Resources

At September 30, 1997, the Company's cash and cash equivalents were $16.2 million compared to $18.5 million at June 30, 1997. Net cash used in operating activities was approximately $4.4 million in the three months ended September 30, 1997, compared to approximately $3.3 million of net cash provided by operating activities for the same prior-year period.

The $4.4 million of net cash used in operating activities mainly was attributable to a $2.1 million net loss after adjusting for gain on investments (net of taxes paid), depreciation and amortization expense, and equity in losses, a $1.9 million increase in accounts receivable resulting from the resumption of Contigen implant shipments to Bard, a $1.0 million decrease in accounts payable, a $.9 million increase in prepaid expenses, partially offset by a $.8 million payment of annual employee bonuses, and a $.7 million decrease in inventory.

The $2.1 million of net cash provided by investing and financing activities primarily was due to proceeds of $6.2 million (net of taxes paid) from the sale of 87,340 shares of common stock of Boston Scientific by the Company during the quarter, proceeds of $2.7 million received from the sale of short-term investments, proceeds of $.7 million from the sale of the Company's shares in affiliates, and proceeds of $.1 million from the issuance of the Company's common stock, partially offset by a payment of $5.3 million to purchase short-term investments, capital expenditures of approximately $1.4 million, and payment of cash dividends of approximately $.9 million to the Company's stockholders in July 1997.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $9.0 million in fiscal 1998. As of September 30, 1997, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $1.4 million. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 147,900 shares as of September 30, 1997.

The Company's principal sources of liquidity include cash generated from operations, sales of Boston Scientific common stock, and the Company's cash, cash equivalents, and short-term investments. At September 30, 1997, the Company held 1,277,860 shares of Boston Scientific common stock and all holding restrictions resulting from the acquisition of Target by Boston Scientific that were applicable at June 30, 1997, had expired. The Company's Board of Directors has authorized the Company to sell portions of its holdings in Boston Scientific. The Company anticipates that stock sales pursuant to this authorization will be made from time to time with the objective of generating cash, for among other things, further investments in both current and new affiliate companies.

The Company believes that the above sources of liquidity should be adequate to fund its anticipated cash needs through at least the next twelve months.


Factors That May Affect Future Results of Operations

A large portion of the Company's revenues in recent years has come from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, including numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions generally. The Company's results of operations could be significantly affected by fluctuations in foreign currency exchange rates or disruptions to shipments.

Sales of the Company's collagen-based injectable products, Zyderm(R) I implant, Zyderm(R) II implant and Zyplast(R) implant, as well as Trilucent implant and Contigen implant, accounted for approximately 89% of consolidated product sales for the quarter ended September 30, 1997. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products.

The Company's quarterly operating results may vary significantly in the future depending upon factors such as timing of significant orders and shipments, changes in pricing policies by the Company and its competitors, increased competition, demand for the

Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the mix of direct and indirect sales, the timing of investments in affiliate companies and general economic factors, among others. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue.

All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products is located in one primary facility with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing facility. The Company is involved in various legal actions arising in the course of business, some of which involve product liability claims. The Company operates in an industry susceptible to claims that may allege that the use of the Company's technology or products has resulted in adverse effects or infringes on third-party technology. With respect to product liability claims, such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. It is possible that adverse product liability or intellectual property actions could negatively affect the Company's future results of operations.

The Company has been, and may in the future, be the subject of negative publicity, which can arise from various sources, ranging from the news media on cosmetic procedures in general to legislative and regulatory investigations specific to the Company concerning, among other things, the safety and efficacy of its products. There can be no assurance that such investigations or negative publicity from such investigations or from the news media will not result in a material adverse effect on the Company's future financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increased number of product liability claims.

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the Food and Drug Administration ("FDA") and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sale of medical devices in the United States, including labeling, advertising and record keeping. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, as well as product recalls, both inside and outside of the United States could adversely affect the Company.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A. On October 29, 1997, the Registrant held its Annual Meeting of Stockholders.

         B. As listed below, all of management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934 (in thousands).


                                   No. of   No. of    No of      No of       No of
                                    Votes    Votes    Votes      Votes    Broker Non-
             Name of Nominee         For    Against  Withheld  Abstained     Votes
             -------------------   ------- -------- --------- ---------- -------------
             Gary S. Petersmeyer    7,240        0       193          0             0


             Anne L. Bakar          7,259        0       174          0             0


             John R. Daniels, MD    7,320        0       113          0             0


             William G. Davis       7,323        0       111          0             0


             Reid W. Dennis         7,318        0       116          0             0


             Craig W. Johnson       7,265        0       168          0             0


         C. The adoption of an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 100,000 shares and to permit participants to purchase up to 3,000 shares during any offering period, was approved with 6,034,083 shares voting in favor, 1,300,778 shares voting against, 51,268 shares abstaining and 46,930 broker non-votes.

         D. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1998 was ratified with 7,357,482 shares voting in favor, 65,679 voting against and 9,898 shares abstaining.

Item 5.  Other Information

         None



Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

         Exhibit 10.93 - License Agreement between Registrant and Tristrata Technology, Inc., dated September 1, 1997

         Exhibit 27 - Financial Data Schedule


         B.  Reports on Form 8-K

         None

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS



Exhibit Number                          Description
--------------                          -----------
Exhibit 10.93              License  Agreement  between  Registrant  and Tristrata  Technology,
                           Inc., dated September 1, 1997

Exhibit 27                 Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   COLLAGEN CORPORATION





Date:  November 13, 1997                           /s/ NORMAN HALLEEN
       -----------------                           --------------------------
                                                   Norman Halleen
                                                   Vice President Finance
                                                   Chief Financial Officer