Form 10-Q/A
period 1997-09-30
COLLAGEN CORP /DE
filed 1997-12-22
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

The undersigned registrant hereby amends Item 1. Financial Statements of Part I of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 as set forth below in order to correct a mathematical error on the registrant's Consolidated Balance Sheets.

                              COLLAGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                                 September 30,            June 30,
                                                                    1997                   1997 *
                                                                 -------------          ------------
ASSETS
   Current assets:
     Cash and cash equivalents                                    $     16,162          $     18,481
     Short-term investments                                              7,792                 5,117
     Accounts receivable, net                                           12,701                10,759
     Inventories, net                                                   13,610                14,293
     Other current assets, net                                           9,957                 9,314
                                                                  ------------         -------------
           Total current assets                                         60,222                57,964

   Property and equipment, net                                          15,670                15,260
   Intangible assets and goodwill, net                                  13,979                14,764
   Investment in Boston Scientific Corporation                          70,522                83,874
   Other investments and assets, net                                    17,309                13,049
                                                                  ------------         -------------
                                                                  $    177,702         $     184,911
                                                                  ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                             $      1,620          $      2,638
     Other accrued liabilities                                          12,828                13,638
     Income taxes payable                                               10,084                 9,376
     Notes payable                                                       2,030                    70
                                                                  ------------         -------------
           Total current liabilities                                    26,562                25,722

   Long-term liabilities:
     Deferred income taxes                                              32,245                35,448
     Other long-term liabilities                                         1,800                 3,795
                                                                  ------------         -------------
           Total long-term liabilities                                  34,045                39,243

   Commitments and contingencies
   Minority Interest                                                        19                    49

   Stockholders' equity:

     Preferred Stock, $.01 par value, authorized:
        5,000,000 shares; none issued and outstanding                       --                    --
     Common stock, $.01 par value, authorized:
        28,950,000 shares, issued: 10,770,304 shares
        at September 30, 1997 (10,756,935 shares at
        June 30, 1997), outstanding: 8,822,404 shares at
        September  30, 1997 (8,809,035 shares at June 30, 1997             108                   108
     Additional paid-in capital                                         67,297                67,204
     Retained earnings                                                  50,009                47,999
     Cumulative translation adjustment                                  (2,002)               (1,717)
     Unrealized gain on available-for-sale investments                  42,430                47,069
     Treasury stock, at cost, 1,947,900 shares at
        September 30, 1997 and June 30, 1997                           (40,766)              (40,766)
                                                                  ------------         -------------
           Total stockholders' equity                                  117,076               119,897
                                                                  ------------         -------------
                                                                  $    177,702         $     184,911
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






Date:  December 19, 1997                           /s/ NORMAN HALLEEN
       -----------------                           --------------------------

                                                   Norman Halleen
                                                   Vice President Finance
                                                   Chief Financial Officer