Form 10-Q
period 1997-12-31
COLLAGEN CORP /DE
filed 1998-02-17
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended December 31, 1997

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

               1850 Embarcadero Road, Palo Alto, California 94303
                            Telephone: (650) 856-0200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No
                                -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 1998, Registrant had outstanding 8,972,324 shares of common stock, exclusive of 1,960,400 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX



PART I.           Financial Information                             Page No.
---------------------------------------                             --------

Consolidated Balance Sheets -
December 31, 1997 and June 30, 1997                                      3

Consolidated Statements of Operations -
Three and six months ended December 31, 1997 and 1996                    4

Condensed Consolidated Statements of Cash Flows -
Six months ended December 31, 1997 and 1996                              5

Notes to Condensed Consolidated Financial Statements                   6-9

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  10-18






PART II.          Other Information
-----------------------------------


Other Information                                                   19- 20

Signatures                                                              21

                              COLLAGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)



                                                                          December 31,       June 30,
                                                                              1997            1997 *
                                                                           ---------        ---------
ASSETS
   Current assets:
      Cash and cash equivalents                                            $   9,076        $  18,481
      Short-term investments                                                   3,656            5,117
      Accounts receivable, net                                                12,671           10,759
      Inventories, net                                                        12,687           14,293
      Other current assets, net                                               11,645            9,314
                                                                           ---------        ---------
             Total current assets                                             49,735           57,964

   Property and equipment, net                                                15,453           15,260
   Intangible assets and goodwill, net                                        13,273           14,764
   Investment in Boston Scientific Corporation                                55,411           83,874
   Other investments and assets, net                                          25,105           13,049
                                                                           ---------        ---------
                                                                           $ 158,977        $ 184,911
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                     $   1,734        $   2,638
      Other accrued liabilities                                               14,683           13,638
      Income taxes payable                                                     9,060            9,376
      Notes payable                                                               64               70
                                                                           ---------        ---------
             Total current liabilities                                        25,541           25,722

   Long-term liabilities:
      Deferred income taxes                                                   28,179           35,448
      Other long-term liabilities                                              1,762            3,795
                                                                           ---------        ---------
             Total long-term liabilities                                      29,941           39,243

   Commitments and contingencies
   Minority Interest                                                              20               49

   Stockholders' equity:
      Preferred stock, $.01 par value, authorized: 5,000,000 shares;
         none issued and outstanding                                              --               --
      Common stock, $.01 par value, authorized:  28,950,000 shares, issued: 10,910,629 shares at December 31, 1997 (10,756,935 shares at June 30, 1997), outstanding: 8,962,729 shares at
         December 31, 1997 (8,809,035 shares at June 30, 1997)                   110              108
      Additional paid-in capital                                              68,659           67,204
      Retained earnings                                                       40,699           47,999
      Cumulative translation adjustment                                       (2,017)          (1,717)
      Unrealized gain on available-for-sale investments                       36,790           47,069
      Treasury stock, 1,947,900 shares at December 31, 1997
         and June 30, 1997                                                   (40,766)         (40,766)
                                                                           ---------        ---------
             Total stockholders' equity                                      103,475          119,897
                                                                           ---------        ---------
                                                                           $ 158,977        $ 184,911
                                                                           =========        =========


* Amounts derived from audited financial statements at the date indicated.

                              COLLAGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                        Three Months Ended               Six Months Ended
                                                                           December 31,                    December 31,
                                                                     ------------------------        ------------------------
                                                                       1997            1996            1997             1996
                                                                     --------        --------        --------        --------
Revenues:
   Product Sales                                                     $ 22,551        $ 19,057        $ 42,953        $ 35,842

Costs and expenses:
   Cost of sales                                                        7,535           5,321          14,037          10,466
   Selling, general and administrative                                 10,986          10,479          21,555          19,328
   Research and development                                             5,767           4,525          11,493           8,686
   Acquired in-process research and development                        10,530              --          10,530              --
                                                                     --------        --------        --------        --------
                                                                       34,818          20,325          57,615          38,480
                                                                     --------        --------        --------        --------

Loss from operations                                                  (12,267)         (1,268)        (14,662)         (2,638)

Other income (expense):
   Net gain on investments, principally Boston
     Scientific Corporation (Target Therapeutics,
     Inc. in fiscal 1997)                                               2,843           3,038           8,775           9,222
   Equity in losses of affiliates, net                                    (76)           (123)           (149)           (597)
   Interest income                                                        237             305             537             660
   Interest expense                                                       (10)           (146)            (34)           (231)
                                                                     --------        --------        --------        --------


Income (loss) before income taxes and minority
    interest                                                           (9,273)          1,806          (5,533)          6,416

Provision (benefit) for income taxes                                     (857)            957             901           3,400
Minority interest                                                           1            (162)            (27)           (302)
                                                                     --------        --------        --------        --------


Net income (loss)                                                    $ (8,417)       $  1,011        $ (6,407)       $  3,318
                                                                     ========        ========        ========        ========

Net income (loss) per share-Basic                                    $   (.95)       $    .12        $   (.72)       $    .38
                                                                     ========        ========        ========        ========

Net income (loss) per share-Diluted                                  $   (.95)       $    .11        $   (.72)       $    .37
                                                                     ========        ========        ========        ========


Shares used in calculating earnings (loss) per share-Basic              8,895           8,691           8,857           8,827
                                                                     ========        ========        ========        ========


Shares used in calculating earnings (loss) per share-Diluted            8,895           8,841           8,857           8,963
                                                                     ========        ========        ========        ========

                              COLLAGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)



                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                    ------------------------
                                                                                      1997            1996
                                                                                    --------        --------
Cash flows from operating activities:
   Net income (loss)                                                                $ (6,407)       $  3,318
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Acquired in-process research and development                                  10,530              --
        Depreciation and amortization                                                  3,423           3,107
        Equity in losses of affiliates                                                   149             597
        Gain on investments, net of taxes paid of $0 and $5.2 million
          in fiscal 1998 and 1997, respectively                                       (8,775)         (4,051)
        Other adjustments related to changes in
          assets and liabilities                                                      (5,085)         (4,776)
                                                                                    --------        --------
      Net cash used in operating activities                                           (6,165)         (1,805)
                                                                                    --------        --------

Cash flows from investing activities:
   Proceeds from sale of Boston Scientific Corporation stock
      (Target Therapeutics, Inc. in fiscal 1997), net of taxes paid                    9,362           5,578
   Proceeds from sale of other affiliate stock                                           704              --
   Proceeds from sales and maturities of short-term investments                        6,823           1,675
   Purchases of short-term investments                                                (5,324)         (4,625)
   Expenditures for property and equipment                                            (2,345)         (2,989)
   Increase in intangible and other assets                                                --             (99)
   Expenditures for investments in and loans to affiliates, net of repayments           (475)         (1,491)
   Acquisition of equity securities of Cohesion Corporation                          (10,530)             --
                                                                                    --------        --------
      Net cash used in investing activities                                           (1,785)         (1,951)
                                                                                    --------        --------

Cash flows from financing activities:
   Repurchase of common stock                                                             --          (2,546)
   Net proceeds from issuance of common stock                                          1,457           1,063
   Cash dividends paid                                                                  (881)           (885)
   Repayment of bank loans                                                            (2,031)            500
                                                                                    --------        --------
      Net cash used in financing activities                                           (1,455)         (1,868)
                                                                                    --------        --------

Net decrease in cash and cash equivalents                                             (9,405)         (5,624)

Cash and cash equivalents at beginning of period                                      18,481          21,676
                                                                                    --------        --------

Cash and cash equivalents at end of period                                          $  9,076        $ 16,052
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

     The consolidated balance sheet as of December 31, 1997, the consolidated statements of operations for the three and six months ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended December 31, 1997 and 1996, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at December 31, 1997 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1997 has been derived from the audited consolidated financial statements at that date.

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

     New Accounting Standards & Required Disclosures


     REPORTING COMPREHENSIVE INCOME AND DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which will be required to be adopted by the Company in fiscal 1999. Adoption of these statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     YEAR 2000. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $600,000 (which will be incurred over the next two fiscal years) and substantially all costs are expected to be capitalized. To date, the Company has incurred nominal costs.

2.   Inventories

     Inventories consist of the following (in thousands):


                                               December 31,         June 30,
                                                  1997                1997
                                                -------             -------
     Raw materials                              $ 1,803             $   938
     Work-in-process                              2,928               7,188
     Finished goods                               7,956               6,167
                                                -------             -------
                                                $12,687             $14,293
                                                =======             =======


3.   Investment in Boston Scientific Corporation


     The Company accounts for its investment in Boston Scientific Corporation ("Boston Scientific") as an available-for-sale equity security, which accordingly is carried at market value. During the three and six months ended December 31, 1997, the Company sold 70,000 shares and 157,340 shares, respectively, of Boston Scientific common stock for a pre-tax gain of approximately $2.8 million and $8.8 million, respectively. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. The closing price of Boston Scientific common stock at December 31, 1997 was $45.88 per share. At December 31, 1997, the Company held 1,207,860 shares of Boston Scientific common stock and all holding restrictions resulting from the acquisition of Target Therapeutics, Inc. by Boston Scientific that were applicable at June 30, 1997, had expired. Pursuant to a hedging strategy implemented by the Company in mid-August 1997, approximately half of the Company's position in Boston Scientific is hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of Boston Scientific stock decline while allowing for limited upside participation should the stock price rise. The call option is collateralized by shares of Boston Scientific common stock held by the Company.

     At December 31, 1997 and June 30, 1997, the Company's shares of Boston Scientific common stock were recorded at $55.4 and $83.9 million, respectively.

     The $50.2 million unrealized gain ($55.4 million estimated fair value less $5.2 million cost) at December 31, 1997 and the $78.0 million unrealized gain ($83.9 million estimated fair value less $5.9 million cost) at June 30, 1997, on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax.

4.   Investment in Innovasive Devices, Inc.


     Prior to October 1996, the Company's 844,000 shares of common stock of Innovasive Devices, Inc. ("Innovasive Devices") were valued at cost, or $4,064,000, due to restrictions which prevented the sale of any of the Company's shares of common stock of Innovasive Devices. At December 31, 1997, restrictions were no longer applicable on 93,000 shares of common stock which the Company holds in Innovasive Devices. As a result, the Company now carries the non-restricted portion of its investment in Innovasive Devices as an available-for-sale investment at market value, or $.8 million, reflecting an unrealized gain of $.4 million, which has been included in a separate component of stockholders' equity, net of tax. The remaining 751,000 restricted shares of common stock continue to be valued at cost.

     During the three and six months ended December 31, 1997, the Company did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices common stock at December 31, 1997, was $9.13 per share. At December 31, 1997, the Company held approximately a 9% ownership position in Innovasive Devices.

5.   Acquisitions

     The Company increased its ownership position in Cohesion Corporation (of Palo Alto, California) from approximately 81% to approximately 99% during the month of December 1997. Cohesion Corporation is a privately-held company that is developing novel biomaterials with superior performance characteristics in the area of tissue adhesives, hemostats, biosealants, and adhesion prevention barriers for surgical applications. In connection with the Company's purchase of substantially all the remaining outstanding shares of Cohesion Corporation, $10.5 million of the purchase price (which includes compensatory amounts pertaining to the purchase of vested employee stock options) was allocated to in-process research and development, and was expensed at the time of the investment. The Company determined the amounts to be allocated to in-process technology for Cohesion Corporation based on initial studies of whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Such studies are still preliminary and are subject to revision. The Company has concluded that the in-process technology has no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. At December 31, 1997, there were additional unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. The Company is currently determining the future activity, if any, it will take with respect to these options.

6.   Income Taxes

     The provision for income taxes for the six months ended December 31, 1997, and 1996 were computed by applying the estimated annual income tax rate to income before income taxes excluding the impact of the acquired in-process R&D charge. The estimated annual income tax rate considers non-deductible items such as goodwill amortization and excludes losses from certain foreign subsidiaries. The provision for income taxes for the three months ended December 31, 1997 was reduced by approximately $1.1 million as a result of tax benefits related to the in-process R&D charge.

7.   Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS#128"), which was adopted on December 31, 1997. The Company was required to change the method previously used to compute earnings per share and to restate all prior periods. The impact of SFAS #128 resulted in no impact for the three and six months ended December 31, 1997 and an increase of $0.01 per share for the three and six months ended December 31, 1996, with respect to basic earnings per share.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. The Company's actual activities with regard to its Cohesion Technologies Inc. and Aesthetic Technologies Group may differ significantly from those discussed in the forward-looking statements, given the legal, tax, market and operational uncertainties associated with the separation of these divisions. Actual results may differ significantly from the results discussed in the forward-looking statements and may be affected by, among other things, future results of operations, strategic decisions by management or the Company's Board of Directors, uncertainties regarding timing of regulatory approvals, new product introductions and market acceptance of new products, product development cycles, results of clinical trials, potential unfavorable publicity regarding the Company or its products, possible reversals of sales trends, introduction of competitive products, changes in the delivery of healthcare products to consumers, receipt of IRS rulings concerning the anticipated tax-free spin-off of Cohesion Technologies, Inc., and, in particular the factors described below under "Factors That May Affect Future Results of Operations" as well as those under the same heading in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


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


Separation of Aesthetic Technologies Group and Cohesion Technologies Inc.

In October 1997, the Company announced that it had determined to proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. In December 1997, the Company purchased substantially all of the outstanding shares of Cohesion Corporation and integrated Cohesion Corporation into the Company's Collagen Technologies Group. The Collagen Technologies Group is scheduled to be spun off as a separate company, named Cohesion Technologies, Inc., to Collagen Corporation shareholders via a tax-free distribution by mid-1998. The separation is subject to a number of conditions, including, without limitation, receipt of a ruling from the Internal Revenue Service ("IRS") that the transaction will be tax-free to the Company and its stockholders. The Company is currently awaiting a determination by the IRS. Actual timing of the distribution will depend upon tax, legal, and other considerations.

Results of Operations

The following table shows for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Operations.


                            PERCENT OF PRODUCT SALES



                                                         Three Months Ended               Six Months Ended
                                                             December 31,                   December 31,
                                                        --------------------            ---------------------
                                                        1997            1996            1997             1996
                                                         ---             ---             ---             ---

     Product sales                                       100%            100%            100%            100%

     Costs and expenses:

          Cost of sales                                   33%             28%             33%             29%
          Selling, general and administrative             49%             55%             50%             54%
          Research and development                        26%             24%             27%             24%
          Acquired in-process research and
              development                                 47%             --              25%             --


Product sales. Product sales of $22.6 million in the three months ended December 31, 1997, increased approximately $3.5 million or 18%, compared to product sales of $19.1 million for the same prior-year period. Product sales of $43.0 million in the six months ended December 31, 1997, increased approximately $7.1 million or 20%, compared to product sales of $35.8 million for the same prior-year period. The increase in sales primarily was due to the increase in revenue from direct sales of Contigen(R) Bard collagen implant ("Contigen implant") to physician customers by C.R. Bard Inc. ("Bard"), the Company's marketing partner for Contigen implant, increase in sales of Hylaform(R) viscoelastic gel ("Hylaform gel") in certain European countries, and United States sales of plastic surgery and dermatological products (including SoftForm(R) facial implant ("SoftForm implant") and injectable collagen products) for the three and six months ended December 31, 1997 compared with the same periods in the prior year. (See "Operating income/loss " below.)


Worldwide sales of plastic surgery and dermatological products for the three and six months ended December 31, 1997 were $18.2 million and $33.6 million, respectively, both up 9% from sales of $16.8 million and $30.9 million for the same periods in the prior year. Worldwide unit sales of plastic surgery and dermatological products for the three and six months ended December 31, 1997 increased approximately 8% and 9% over the same periods in the prior year. The increase in both worldwide sales and units primarily was due to the introduction of Hylaform gel in certain European countries and SoftForm implant in the United States, an increase in sales in Europe of Trilucent(TM) breast implant ("Trilucent implant"), a triglyceride-filled breast implant, and strong collagen injectable sales by the Company's Japanese distributor, partially offset by lower sales of collagen injectable products by international subsidiaries. The Company believes the increase in injectable collagen sales in the United States in the three and six months ended December 31, 1997, was a result of the continuation of United States marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients, the implementation of a new sales incentive program for its sales force, and contact made with physicians not previously purchasing collagen-injectable products as a result of the introduction of SoftForm implant. The Company anticipates continued dollar growth in worldwide product sales of plastic surgery and dermatological products during fiscal 1998. The Company announced previously its plan to restructure manufacturing of the Trilucent implant to achieve long-term manufacturing efficiencies. This plan involves relocating shell manufacturing to a third party and moving the filling process to its facilities in Fremont, California. To implement this plan, the Company entered into an agreement in December 1997 with Laboratoire Perouse Implant ("LPI") in France to manufacture the Trilucent implant shell. The Company is electing to shift a portion of its selling and marketing efforts away from this product during this interim transition in an effort to avoid a short supply situation. As a result, the Company does not anticipate growth in Trilucent implant sales in fiscal year 1998 over fiscal year 1997.

During the three and six months ended December 31, 1997, pursuant to the Company's sales agreement with Bard, the Company recorded revenue of $1.9 million and $3.5 million, respectively, from Bard based on Bard's direct sales of Contigen implant to physician customers compared to revenue of $1.7 million and $3.2 million, respectively, in the same periods in the prior year. In addition, the Company recorded $1.9 million and $4.6 million, respectively, of revenue from shipments of Contigen implant to Bard in the three and six months ended December 31, 1997 and no comparable revenue for the same period in the prior year due to excess inventory situation at Bard. The Company expects that revenues from Contigen implant sales in fiscal 1998 will increase as a result of the resumption of shipments of Contigen implant to Bard.

For the three and six months ended December 31, 1997, sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were approximately $400,000 and $1.0 million compared to $300,000 and $1.0 million in the same periods in the prior year. The Company expects sales of Collagraft bone graft products in fiscal 1998 to be at the same levels recorded in fiscal 1997.

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

Cost of sales. Cost of sales as a percentage of product sales was 33% for the three and six months ended December 31, 1997, compared with 28% and 29% for the same prior-year periods. The higher cost of sales as a percentage of product sales in the three and six months ended December 31, 1997, primarily was due to the introduction of product line extensions from third parties, Hylaform gel and SoftForm implant, and increased direct sales of Contigen implant to physician customers by Bard. Both Hylaform gel and SoftForm implant are manufactured by third parties and Contigen implant is distributed by a third party and as a result, have higher costs per unit. Due to the high fixed costs of the Company's Fremont, California manufacturing facility, unit cost of manufacturing is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is affected by incremental production of collagen-based injectable products. The Company anticipates that cost of sales as a percentage of sales will continue to increase slightly as a result of introducing additional product line extensions, having higher costs per unit, partially offset by lower manufacturing costs per unit for collagen-based injectable products.


SG&A. Selling, general, and administrative ("SG&A") expenses were $11.0 million for the three months ended December 31, 1997, an increase of 5% over $10.5 million for the same prior-year period. SG&A expenses were $21.6 million in the six months ended December 31, 1997, an increase of approximately $2.2 million or 12% compared to SG&A expenses of $19.3 million for the same prior-year period. SG&A expenses as a percentage of product sales were 49% and 50% for the three and six months ended December 31, 1997, compared to 55% and 54% for the same prior-year periods. The increase in SG&A expenses, in absolute dollars, in the three and six month ended December 31, 1997, primarily resulted from expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies Inc. and marketing costs related to the SoftForm implant and Hylaform gel, partially offset by lower international expenditures. The Company expects SG&A expenses in fiscal 1998 as a percentage of product sales to be at levels lower than those of fiscal 1997.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $5.8 million and $11.5 million (26% and 27% of product sales) for the three and six months ended December 31, 1997, an increase of 27% and 32% over $4.5 million and $8.7 million (24% of product sales), for the same prior-year periods, respectively. The increase in R&D spending in the three and six months ended December 31, 1997, primarily was attributable to the ramp-up of expenses at Cohesion Corporation ("Cohesion", a controlled affiliate) to support planned development programs, including clinical trials and the ramp-up of the human recombinant program. In early 1997, the Company began a feasibility study conducted with a polyethylene glycol-collagen ("PEG-collagen") formulation, called "CP-1," for the treatment of facial wrinkles. The study of CP-1 was conducted to determine CP-1's potential to lengthen the persistence of wrinkle correction compared to Zyplast(R) collagen implant. Because the results of the feasibility study did not meet the Company's pre-determined expectations, the Company has decided not to pursue expanded clinical studies at this time. The Company expects R&D spending in fiscal 1998 to be at levels higher than fiscal 1997 primarily due to increased expenses for Cohesion, the human recombinant program and orthopaedics programs.

Acquired in-process research and development. The charge for acquired in-process research and development ("in-process R&D") of $10.5 million in the three and six months ended December 31, 1997, was a non-recurring charge related to the purchase of substantially all of the remaining shares of Cohesion Corporation, including the purchase of certain vested employee stock options. (See Note 5 of Notes to Condensed Financial Statements.)

Loss from operations. Loss from operations was $12.3 million for the three months ended December 31, 1997, compared with a loss from operations of $1.3 million for the same prior-year period. The Company's consolidated operating loss was $14.7 million for the six months ended December 31, 1997, compared with a $2.6 million loss for the same prior-year period. The losses in the three and six months ended December 31, 1997 primarily were due to acquired in-process R&D, representing the purchase of substantially all of the remaining shares of Cohesion, the ramp-up of R&D expenses at Cohesion to support planned development programs, including clinical trials, the ramp-up of the Company's human recombinant program, and expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies, Inc., partially offset by higher Contigen implant sales and sales from product line extensions.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $85,000 on equivalent local currency basis, resulting from a decrease of approximately $890,000 in operating expenses, partially offset by a decrease of approximately $805,000 in revenue. Compared with foreign exchange rates for the same prior-year period, the impact of foreign exchange rates in the current fiscal year on operating income was a net increase of $269,000 on equivalent local currency basis, resulting from a decrease of approximately $1,737,000 in operating expenses, partially offset by a decrease of approximately $1,468,000 in revenue. Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1997 and December 31, 1997, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $7.0 million and $7.6 million at December 31, 1997 and June 30, 1997, respectively.

Net gain on investments, principally Boston Scientific Corporation. In the three months ended December 31, 1997, the Company recorded a gain on investments of $2.8 million primarily resulting from the sale of 70,000 shares of Boston Scientific Corporation ("Boston Scientific") common stock compared to $3.0 million resulting from the sale of 100,000 shares of Target Therapeutics, Inc. ("Target") common stock in the three months ended December 31, 1996. In the six months ended December 31, 1997, the Company recorded a gain on investments of $8.8 million, primarily resulting from the sale of 157,340 shares of Boston Scientific common stock compared to $9.2 million resulting from the sale of 330,000 shares of Target common stock in the six months ended December 31, 1996. The Company may defer further sales of Boston Scientific common stock over the next few quarters to optimize tax planning in connection with the anticipated spin-off of Cohesion Technologies, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price for Boston Scientific common stock.

Equity in losses of affiliates, net. Equity in losses of affiliate companies was approximately $76,000 for the three months ended December 31, 1997, compared to equity in losses of approximately $123,000 for the same prior-year period. For the six months ended December 31, 1997, equity in losses of affiliate companies was $149,000 compared with losses of $597,000 in the same prior-year period. The decrease in equity in losses of affiliates primarily was due to lower CollOptics, Inc. ("CollOptics") losses as a result of CollOptics reducing its R&D efforts until it obtains additional funding.

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

Interest income. Interest income was $237,000 and $537,000 for the three and six months ended December 31, 1997, respectively, compared to $305,000 and $660,000 for the same periods in the prior year. The decrease in the three and six months ended December 31, 1997, primarily was due to lower average cash, cash equivalents and short-term investment balances and a lower average interest rate.

Provision for income taxes. The provision for income taxes for the six months ended December 31, 1997 prior to the in-process R&D charge was approximately 40% as compared to 53% for the corresponding period in 1996. The decrease in the estimated annual tax rate results primarily from fluctuations in estimated annual pretax income without similar changes in non-deductible goodwill amortization in addition to reduced losses from foreign subsidiaries which previously could not be offset against U.S. federal taxable income. The provision for income taxes for the three months ended December 31, 1997 was reduced by approximately $1.1 million as a result of tax benefits related to the in-process R&D charge.

Liquidity and Capital Resources

At December 31, 1997, the Company's cash and cash equivalents were $9.1 million compared to $18.5 million at June 30, 1997. Net cash used in operating activities was approximately $6.2 million in the six months ended December 31, 1997, compared to approximately $1.8 million of net cash provided by operating activities for the same prior-year period.

The $6.2 million of net cash used in operating activities in the six months ended December 31, 1997, mainly was attributable to a $3.2 million increase in miscellaneous receivables related to the sale of Boston Scientific common stock, a $1.9 million increase in accounts receivable resulting from the resumption of Contigen implant shipments to Bard, a $1.8 million increase in prepaid expenses, a $900,000 net loss after adjusting for gain on investments (net of taxes paid), depreciation and amortization expense, equity in losses of affiliates, and acquired in-process research and development, partially offset by a $1.6 million decrease in inventory.

The $3.2 million of net cash used in investing and financing activities in the six months ended December 31, 1997, primarily was due to payments totaling $10.5 million for the purchase of substantially all of the remaining equity interests in Cohesion Corporation, a payment of $5.3 million to purchase short-term investments, capital expenditures of approximately $2.3 million, repayment of $2.0 million of the Company's credit facility, payment of cash dividends of approximately $900,000 to the Company's stockholders in July 1997, and net payments of approximately $500,000 for additional investments made in and loans to affiliates, partially offset by proceeds of $9.4 million (net of taxes paid) from the sale of 157,340 shares of common stock of Boston Scientific by the Company, proceeds of $6.8 million received from the sale of short-term investments, proceeds of $1.4 million from the issuance of 153,694 shares of the Company's common stock and proceeds of approximately $700,000 from the sale of the Company's shares in affiliates.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $20.9 million in fiscal 1998. As of December 31, 1997, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $13.4 million. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 147,900 shares as of December 31, 1997. After December 31, 1997, however, the Company began repurchasing stock in the open market. Approximately 327,100 shares remain to be repurchased according to the Board of Directors authorization. In November 1997, the Board of Directors declared a dividend of ten cents per share for stockholders of record as of December 15, 1997 with a payment on or about January 15, 1998.

The Company's principal sources of liquidity include cash generated from operations, sales of Boston Scientific common stock, and the Company's cash, cash equivalents, and short-term investments. At December 31, 1997, the Company held 1,207,860 shares of Boston Scientific common stock and all holding restrictions resulting from the acquisition of Target by Boston Scientific that were applicable at June 30, 1997, had expired. The Company's Board of Directors has authorized the Company to sell portions of its holdings in Boston Scientific. The Company anticipates that stock sales pursuant to this authorization will be made from time to time with the objective of generating cash, for among other things, further investments in both current and new affiliate companies.

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

Sales of the Company's collagen-based injectable products, Zyderm(R) I implant, Zyderm(R) II implant and Zyplast(R) implant, as well as Trilucent implant and Contigen implant, accounted for approximately 84% of consolidated product sales for the quarter ended December 31, 1997 and 87% of consolidated product sales for the six months ended December 31, 1997. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products.

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


Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities and Use of Proceeds

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


               -----------------------------------------------------------------------------------------------------
                                             No. of           No. of        No of          No of           No of
                                              Votes            Votes         Votes          Votes        Broker Non-
               Name of Nominee                 For            Against      Withheld       Abstained        Votes
               -----------------------------------------------------------------------------------------------------
               Gary S. Petersmeyer             7,240              0            193              0              0


               Anne L. Bakar                   7,259              0            174              0              0


               John R. Daniels, MD             7,320              0            113              0              0


               William G. Davis                7,323              0            111              0              0


               Reid W. Dennis                  7,318              0            116              0              0


               Craig W. Johnson                7,265              0            168              0              0
               -----------------------------------------------------------------------------------------------------

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

Item 5.  Other Information

           None



Item 6.  Exhibits and Reports on Form 8-K

          A.   Exhibits

          Exhibit 10.94 - Manufacturing agreement between Registrant and LPI, dated December 16, 1997.

          Exhibit 27 - Financial Data Schedule



          B.   Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              COLLAGEN CORPORATION





Date:  February 12, 1998                      /s/ Norman Halleen
       -----------------                      ------------------------------

                                              Norman Halleen
                                              Vice President Finance
                                              Chief Financial Officer

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS




Exhibit Number                          Description
--------------                          -----------

Exhibit 10.94               Manufacturing  Agreement between Registrant and
-------------               LPI, dated December 16, 1997.

Exhibit 27                  Financial Data Schedule
----------