Form 10-Q
period 1998-03-31
COLLAGEN CORP /DE
filed 1998-05-15
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended March 31, 1998

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

As of April 30, 1998, Registrant had outstanding 8,959,631 shares of common stock, exclusive of 1,972,900 shares held by the Registrant as treasury stock.

                              COLLAGEN CORPORATION

                                      INDEX



PART I.  Financial Information                                       Page No.
------------------------------                                       --------
Consolidated Balance Sheets -
March 31, 1998 and June 30, 1997                                           3

Consolidated Statements of Operations -
Three and nine months ended March 31, 1998 and 1997                        4

Condensed Consolidated Statements of Cash Flows -
Nine months ended March 31, 1998 and 1997                                  5

Notes to Condensed Consolidated Financial Statements                     6-9

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    10-19






PART II.  Other Information


Other Information                                                      20-21

Signatures                                                                22

                              COLLAGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                             March 31,       June 30,
                                                                               1998            1997*
                                                                            ---------        ---------
ASSETS
    Current assets:
       Cash and cash equivalents                                            $  15,755        $  18,481
       Short-term investments                                                   2,542            5,117
       Accounts receivable, net                                                11,515           10,759
       Inventories, net                                                        13,612           14,293
       Other current assets, net                                                8,002            9,314
                                                                            ---------        ---------
               Total current assets                                            51,426           57,964

    Property and equipment, net                                                15,418           15,260
    Intangible assets and goodwill, net                                        12,576           14,764
    Investment in Boston Scientific Corporation                                75,455           83,874
    Other investments and assets, net                                          14,999           13,049
                                                                            ---------        ---------
                                                                            $ 169,874        $ 184,911
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                     $   2,205        $   2,638
       Other accrued liabilities                                               13,850           13,638
       Income taxes payable                                                     9,883            9,376
       Notes payable                                                               --               70
                                                                            ---------        ---------
               Total current liabilities                                       25,938           25,722

    Long-term liabilities:
       Deferred income taxes                                                   32,293           35,448
       Other long-term liabilities                                              1,703            3,795
                                                                            ---------        ---------
               Total long-term liabilities                                     33,996           39,243

    Commitments and contingencies
    Minority interest                                                               8               49

    Stockholders' equity:
       Preferred stock, $.01 par value, authorized: 5,000,000 shares;
           none issued and outstanding                                             --               --
       Common stock, $.01 par value, authorized:  28,950,000 shares, issued: 10,924,127 shares at March 31, 1998 (10,756,935
           shares at June 30, 1997), outstanding: 8,951,227 shares at
           March 31, 1998 (8,809,035 shares at June 30, 1997)                     110              108
       Additional paid-in capital                                              68,900           67,204
       Retained earnings                                                       41,637           47,999
       Cumulative translation adjustment                                       (2,314)          (1,717)
       Unrealized gain on available-for-sale investments                       42,806           47,069
       Treasury stock, 1,972,900 shares at March 31, 1998
           (1,947,900 shares at June 30, 1997)                                (41,207)         (40,766)
                                                                            ---------        ---------
               Total stockholders' equity                                     109,932          119,897
                                                                            ---------        ---------
                                                                            $ 169,874        $ 184,911
                                                                            =========        =========

* Amounts derived from audited financial statements at the date indicated.

(See notes to condensed consolidated financial statements)

                              COLLAGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                        Three Months Ended               Nine Months Ended
                                                                             March 31,                        March 31,
                                                                     ------------------------        ------------------------
                                                                       1998            1997            1998            1997
                                                                     --------        --------        --------        --------
Revenues:
    Product Sales                                                    $ 20,114        $ 16,527        $ 63,067        $ 52,369

Costs and expenses:
    Cost of sales                                                       6,885           4,461          20,922          14,927
    Selling, general and administrative                                11,166          10,963          32,720          30,291
    Officer separation cost                                                --           2,006              --           2,006
    Research and development                                            6,416           4,558          17,910          13,244
    Acquired in-process research and development                           --              --          10,530              --
                                                                     --------        --------        --------        --------
         Total operating costs and expenses                            24,467          21,988          82,082          60,468
                                                                     --------        --------        --------        --------

Loss from operations                                                   (4,353)         (5,461)        (19,015)         (8,099)

Other income (expense):
    Net gain on investments, principally Boston Scientific
       Corporation (Target Therapeutics, Inc. in fiscal 1997)           4,964              --          13,739           9,222
    Equity in losses of affiliates, net                                   (83)           (133)           (232)           (730)
    Interest income                                                       164             238             702             897
    Interest expense                                                      (15)           (120)            (50)           (351)
                                                                     --------        --------        --------        --------

Income (loss) before income taxes and minority interest                   677          (5,476)         (4,856)            939

Provision (benefit) for income taxes                                     (250)         (1,726)            651           1,674
Minority interest                                                         (11)           (189)            (38)           (491)
                                                                     --------        --------        --------        --------

Net income (loss)                                                    $    938        $ (3,561)       $ (5,469)       $   (244)
                                                                     ========        ========        ========        ========


Net income (loss) per share-Basic                                    $    .10        $   (.41)       $   (.61)       $   (.03)
                                                                     ========        ========        ========        ========
Net income (loss) per share-Diluted                                  $    .10        $   (.41)       $   (.61)       $   (.03)
                                                                     ========        ========        ========        ========


Shares used in calculating net income (loss) per share-Basic            8,989           8,764           8,901           8,806
                                                                     ========        ========        ========        ========
Shares used in calculating net income (loss) per share-Diluted          9,071           8,764           8,901           8,806
                                                                     ========        ========        ========        ========

Cash dividends declared per share                                    $     --        $     --        $   0.10        $   0.10
                                                                     ========        ========        ========        ========


(See notes to condensed consolidated financial statements)

                              COLLAGEN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                                  March 31,
                                                              -----------------
                                                               1998      1997
                                                             --------  --------
Cash flows from operating activities:
  Net loss                                                   $ (5,469)  $  (244)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Acquired in-process research and development             10,530        --
      Depreciation and amortization                             4,946     4,524
      Equity in losses of affiliates                              232       730
      Gain on investments, net of taxes paid of $0 and
        $5.2 million in fiscal 1998 and 1997, respectively    (13,739)   (4,051)
      Other adjustments related to changes in assets and
        liabilities                                               364    (5,461)
                                                             --------   -------
  Net cash used in operating activities                        (3,136)   (4,502)
                                                             --------   -------
Cash flows from investing activities:
  Proceeds from sale of Boston Scientific Corporation stock
    (Target Therapeutics, Inc. in fiscal 1997), net of
      taxes paid                                               14,716     5,578
  Proceeds from sale of other affiliate stock                     704        --
  Proceeds from sales and maturities of short-term
    investments                                                 7,898     4,675
  Purchases of short-term investments                          (5,324)   (6,968)
  Expenditures for property and equipment                      (3,382)   (3,901)
  Increase in intangible and other assets                          --       (36)
  Expenditures for investments in and loans to affiliates,
    net of repayments                                          (1,125)   (1,891)
  Acquisition of shares of Cohesion Corporation               (10,530)       --
                                                             --------   -------
    Net cash provided by (used in) investing activities         2,957    (2,543)
                                                             --------   -------

Cash flows from financing activities:
  Repurchase of common stock                                     (441)   (2,547)
  Net proceeds from issuance of common stock                    1,698     1,734
  Cash dividends paid                                          (1,773)   (1,754)
  Proceeds from (repayment of) bank loans                      (2,031)      465
                                                             --------   -------
    Net cash used in financing activities                      (2,547)   (2,102)
                                                             --------   -------

Net decrease in cash and cash equivalents                      (2,726)   (9,147)

Cash and cash equivalents at beginning of period               18,481    21,676
                                                             --------   -------

Cash and cash equivalents at end of period                   $ 15,755   $12,529
                                                             ========   =======

(See notes to condensed consolidated financial statements)


                              COLLAGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Summary of Significant Accounting Policies

      Basis of Presentation

      The consolidated financial statements include the accounts of Collagen Corporation (the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing, and sale of medical devices. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in companies in which the Company has less than a 20% interest with either no readily determinable fair value or with transfer restrictions are carried at cost or estimated realizable value, if less, and those unrestricted investments with a readily determinable fair value are carried at market value with the unrealized gains or losses, net of tax, recorded as a component of stockholders' equity.

      The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at March 31, 1998 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1997 has been derived from the audited consolidated financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, the Company's 1998 Proxy Statement for Special Meeting of Stockholders, and the Cohesion Technologies, Inc. ("Cohesion Technologies") Registration Statement on Form 10.

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


2.    Inventories

      Inventories consist of the following (in thousands):

                              March 31,       June 30,
                               1998            1997
                              -------         -------
      Raw materials           $ 1,630         $   938
      Work-in-process           3,340           7,188
      Finished goods            8,642           6,167
                              -------         -------
                              $13,612         $14,293
                              =======         =======



3.    Investment in Boston Scientific Corporation

      The Company accounts for its investment in Boston Scientific Corporation ("Boston Scientific") as an available-for-sale equity security, which accordingly is carried at market value. During the three and nine months ended March 31, 1998, the Company sold 90,000 shares and 247,340 shares, respectively, of Boston Scientific common stock for a pre-tax gain of approximately $5.0 million and $13.7 million, respectively. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. The closing price of Boston Scientific common stock at March 31, 1998 was $67.50 per share. At March 31, 1998, the Company held 1,117,860 shares of Boston Scientific common stock and all holding restrictions resulting from the acquisition of Target Therapeutics, Inc. by Boston Scientific that were applicable at June 30, 1997, have expired. Pursuant to a hedging strategy implemented by the Company in August 1997, approximately 58% of the Company's position in Boston Scientific is hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of Boston Scientific stock decline while allowing for limited upside participation should the stock price rise. The call option is collateralized by shares of Boston Scientific common stock held by the Company.

      At March 31, 1998 and June 30, 1997, the Company's shares of Boston Scientific common stock were recorded at $75.5 and $83.9 million, respectively. The $70.7 million unrealized gain ($75.5 million estimated fair value less $4.8 million cost) at March 31, 1998 and the $78.0 million unrealized gain ($83.9 million estimated fair value less $5.9 million cost) at June 30, 1997, on these available-for-sale securities has been reported as a separate component of stockholders' equity, net of tax.

4.    Investment in Innovasive Devices, Inc.

      Prior to October 1996, the Company's 844,000 shares of common stock of Innovasive Devices, Inc. ("Innovasive Devices") were valued at cost, or $4,064,000, due to restrictions which prevented the sale of any of the Company's shares of common stock of Innovasive Devices. At March 31, 1998, restrictions were no longer applicable on 295,000 shares of common stock which the Company holds in Innovasive Devices. As a result, the Company now carries the non-restricted portion of its investment in Innovasive Devices as an available-for-sale investment at market value, or $3.0 million, reflecting an unrealized gain of $1.5 million, which has been included in a separate component of stockholders' equity, net of tax. The remaining 549,000 restricted shares of common stock continue to be valued at cost.

      During the three and nine months ended March 31, 1998, the Company did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices common stock at March 31, 1998, was $10.00 per share. At March 31, 1998, the Company held approximately a 9% ownership position in Innovasive Devices.

5.     Acquisitions

      The Company increased its ownership position in Cohesion Corporation (of Palo Alto, California) from approximately 81% to approximately 99% in December 1997. Cohesion Corporation is a privately-held company that is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of and minimize complications following open and minimally invasive surgeries. In connection with the Company's purchase of substantially all the remaining outstanding shares of Cohesion Corporation, $10.5 million of the purchase price (which includes compensatory amounts pertaining to the purchase of vested employee stock options) was allocated to in-process research and development, and was expensed at the time of the investment. The Company determined the amounts to be allocated to in-process technology for Cohesion Corporation based on initial studies of whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Such studies are still preliminary and are subject to revision. The Company believes that the in-process technology has no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. At March 31, 1998, there were additional unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock.

      Following the Spinoff and approval by Cohesion Technologies, Inc. (Cohesion Technologies) Board of Directors, Cohesion Technologies anticipates offering to exchange or substitute the outstanding options of Cohesion Corporation for options to acquire approximately 620,000 shares of the common stock of Cohesion Technologies. The new options are expected to have an exercise price substantially less than the fair market value of Cohesion's shares at the time of such exchange, based on an assumed ration of 1.67 to 1 as anticipated and to be determined by the Board of Directors. Assuming such offers are accepted by the Cohesion Corporation option holders and assuming an expected fair value of $10.00 per share at the date of the exchange, Cohesion Technologies expects to record a non-cash compensation expense of approximately $1.5 million at the date of the exchange in connection with vested options and an additional $4.5 million of deferred compensation to be amortized during the next three fiscal years.

6.    Income Taxes

      The provision for income taxes for the nine months ended March 31, 1998, and 1997 was computed by applying the estimated annual income tax rate to income before income taxes excluding the impact of the acquired in-process R&D charge. The estimated annual income tax rate considers non-deductible items such as goodwill amortization and excludes losses from certain foreign subsidiaries.

7.    Earnings per share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which was adopted on December 31, 1997. The Company was required to change the method previously used to compute earnings per share and to restate all prior periods. The adoption of SFAS 128 resulted in no significant impact for the three and nine month periods ended March 31, 1998 and 1997 with respect to basic and diluted earnings per share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. These risks include among others, the timing of product introductions, receipt of regulatory approvals, clinical efficacy of and market demand for products, product development cycles, results of clinical studies, development and rate growth of new markets, potential unfavorable publicity regarding Collagen and/or Cohesion Technologies, Inc. ("Cohesion Technologies") or their respective products, possible reversal of sales trends and receipt of an IRS ruling that the proposed spin-off of Cohesion Technologies (see "Separation of Aesthetics Technologies Group and Cohesion Technologies, Inc." below), will not result in recognition of taxable income or loss by Collagen or its stockholders for U.S. federal income tax purposes, among other matters discussed in this report. Actual results are subject to risks and uncertainties and actual events and results may differ significantly from the discussion of such matters in the forward-looking statements. Such differences may be based upon factors within Collagen Corporation's and Cohesion Technologies' control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside of Collagen Corporation's and Cohesion Technologies' control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory and tax authorities, as well as those factors under the heading "Factors That May Affect Future Results of Operations" set forth below, those in Collagen's
Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and those in Collagen's 1998 Proxy Statement for Special Meeting of Stockholders, and those factors set forth under the heading "Risk Factors" in the Cohesion Technologies Registration Statement on Form 10.

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

In addition to internal research and development ("R&D") and joint product development arrangements, the Company continues to have a program for developing new products through affiliated companies in which the Company makes equity and debt investments. The Company believes the formation of new companies allows each to focus its technology on select market segments to bring products to market efficiently and to expand its proprietary knowledge.

Separation of Aesthetic Technologies Group and Cohesion Technologies Inc.

In October 1997, the Company announced that it had determined to proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. In December 1997, the Company purchased substantially all of the remaining outstanding shares of Cohesion Corporation and integrated Cohesion Corporation into the Company's Collagen Technologies Group. The Collagen Technologies Group is expected to be spun off as a separate company, named Cohesion Technologies, Inc., to Collagen Corporation stockholders via a tax-free distribution by the second half of calendar year 1998. In April 1998, a Form 10 Registration Statement and a Proxy Statement pertaining to the planned spin-off of Cohesion Technologies to Collagen Corporation stockholders were filed with the Securities and Exchange Commission. The separation is subject to a number of conditions, including, without limitation, receipt of a ruling from the Internal Revenue Service ("IRS") that the transaction will be tax-free to the Company and its stockholders. The Company is currently awaiting a determination by the IRS. The actual timing of the distribution, if any, will depend upon tax, legal, and other considerations.

Search for Buyer of LipoMatrix, Inc.

In April 1998, the Company announced its plans to pursue a divestiture of its LipoMatrix, Incorporated subsidiary ("LipoMatrix"), manufacturer of the Trilucent(R) breast implant, thereby allowing the Company's aesthetic operations to dedicate further resources to its core business which includes products for soft tissue reconstruction and augmentation, skin care and stress urinary incontinence. The Company believes there is potential value in the Trilucent implant technology; however, the on-going expenses associated with the Trilucent(R) implant are significant, especially with the prospect of U.S. marketing clearance at least three to five years away. For the three and nine months ended March 31, 1998, the Trilucent breast implant business contributed net pre-tax losses of $0.9 million and $3.8 million, respectively. While the Company pursues this divestiture, all Trilucent implant-related operations and service to the Company's physician customers will continue as usual. The timing of the divestiture of the LipoMatrix business is dependent upon identifying interested parties in the medical device industry business.

Results of Operations

The following table shows for the periods indicated the percentage relationship to product sales of certain items in the Consolidated Statements of Operations.

                            PERCENT OF PRODUCT SALES

                                                Three Months Ended         Nine Months Ended
                                                     March 31,                  March 31,
                                                 -----------------         -----------------
                                                 1998         1997         1998         1997
                                                 ----         ----         ----         ----
Product sales                                    100%         100%         100%         100%

Costs and expenses:
     Cost of sales                                34%          27%          33%          29%
     Selling, general and administrative          56%          66%          52%          58%
     Officer separation cost                      --           12%          --            4%
     Research and development                     32%          28%          28%          25%
     Acquired in-process research and
         development                              --           --           17%          --


Product sales. Product sales of $20.1 million in the three months ended March 31, 1998, increased approximately $3.6 million or 22%, compared to product sales of $16.5 million for the same prior-year period. Product sales of $63.1 million in the nine months ended March 31, 1998, increased approximately $10.7 million or 20%, compared to product sales of $52.4 million for the same prior-year period. The increase in sales for the three months ended March 31, 1998, compared with the same period in the prior year, primarily was due to the increase in revenue from direct sales of Contigen(R) Bard collagen implant ("Contigen implant") to physician customers by C.R. Bard Inc. ("Bard"), the Company's marketing partner for Contigen implant, and United States sales of plastic surgery and dermatological products. The increase in United States sales of plastic surgery and dermatological products primarily was due to the introduction of SoftForm(R) facial implant ("SoftForm implant") and an increase in sales of injectable collagen products. The increase in sales for the nine months ended March 31, 1998, compared with the same period in the prior year primarily was due to the increase in revenue from direct sales of Contigen implant to physician customers by Bard, increase in United States sales of SoftForm, increase in sales of Hylaform gel in certain European countries and an increase in sales in Europe of Trilucent(TM) breast implant ("Trilucent implant"), a triglyceride-filled breast implant. (See "Operating income/loss " below.)

Worldwide sales of plastic surgery and dermatological products for the three and nine months ended March 31, 1998 were $15.1 million and $48.6 million, respectively, up 10% and 9%, respectively from sales of $13.7 million and $44.7 million for the same periods in the prior year. Worldwide unit sales of plastic surgery and dermatological products for the three and nine months ended March 31, 1998 increased approximately 7% and 9%, respectively, over the same periods in the prior year. The increases in both worldwide sales and units for the three and nine month periods primarily were due to the introduction of SoftForm implant in the United States and strong collagen injectable sales in the United States, partially offset by lower sales of collagen injectable products by international subsidiaries. In addition, the increase for the nine month period was also due to an increase in sales in Europe of Trilucent implant. The Company believes the increase in injectable collagen sales in the United States in the three and nine months ended March 31, 1998, was a result of the continuation of United States marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients, the implementation of a new sales incentive program for its sales force, and contact made with physicians not previously purchasing collagen-injectable products as a result of the introduction of SoftForm implant. The Company anticipates continued dollar growth in worldwide product sales of plastic surgery and dermatological products during fiscal 1998. The Company announced previously its plan to restructure manufacturing of the Trilucent implant to achieve manufacturing efficiencies. This plan involves relocating shell manufacturing to a third party and moving the filling process to its facilities in Fremont, California. To implement this plan, the Company entered into an agreement in December 1997 with Laboratoire Perouse Implant ("LPI") in France to manufacture the Trilucent implant shell. The Company is electing to shift a portion of its selling and marketing efforts away from this product during the transition to LPI in an effort to avoid a short supply situation. As a result, the Company does not anticipate growth in Trilucent implant sales in fiscal year 1998 over fiscal year 1997. Additionally, the Company announced during the three months ended March 31, 1998, its plan to pursue a divestiture of LipoMatrix to dedicate further resources to its core business. While the Company pursues divestiture, all Trilucent implant-related operations and service will continue as usual.

During the three and nine months ended March 31, 1998, pursuant to the Company's sales agreement with Bard, the Company recorded revenue of $2.1 million and $5.6 million, respectively, from Bard based on Bard's direct sales of Contigen implant to physician customers compared to revenue of $2.0 million and $5.3 million, respectively, in the same periods in the prior year. In addition, the Company recorded $2.7 million and $7.4 million, respectively, of revenue from shipments of Contigen implant to Bard in the three and nine months ended March 31, 1998 and minimal revenue for the same period in the prior year due to an excess inventory situation at Bard. The Company expects that revenues from Contigen implant sales in fiscal 1998 will increase as a result of the resumption of shipments of Contigen implant to Bard.

For the three and nine months ended March 31, 1998, sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer, Inc. ("Zimmer"), were approximately $136,000 and $1.1 million, respectively, compared to $597,000 and $1.6 million in the same periods in the prior year. The Company expects sales of Collagraft bone graft products in fiscal 1998 to be at levels slightly lower than those of fiscal 1997 due to anticipated lower sales of Collagraft by Zimmer.

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

Cost of sales. Cost of sales as a percentage of product sales was 34% and 33% for the three and nine months ended March 31, 1998, compared with 27% and 29% for the same prior-year periods. The higher cost of sales as a percentage of product sales in the three and nine months ended March 31, 1998, primarily was due to the introduction of product line extensions from third parties, Hylaform gel and SoftForm implant, and increased direct sales of Contigen implant to physician customers by Bard. Both Hylaform gel and SoftForm implant are manufactured by third parties and Contigen implant is distributed by a third party and as a result, these products have higher costs per unit. Due to the high fixed costs of the Company's Fremont, California manufacturing facility, the unit cost of manufacturing is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is affected by incremental production of collagen-based injectable products. The Company anticipates that cost of sales as a percentage of sales will decrease slightly over the next several quarters due to anticipated lower cost per unit for collagen injectable products.

SG&A. Selling, general, and administrative ("SG&A") expenses were $11.2 million for the three months ended March 31, 1998, an increase of 2% over $11.0 million for the same prior-year period. SG&A expenses were $32.7 million for the nine months ended March 31, 1998, an increase of approximately $2.4 million or 8% compared to SG&A expenses of $30.3 million for the same prior-year period. SG&A expenses as a percentage of product sales were 56% and 52% for the three and nine months ended March 31, 1998, compared to 66% and 58% for the same prior-year periods. The increase in SG&A expenses, in absolute dollars, in the three and nine months ended March 31, 1998, primarily resulted from expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies Inc., marketing costs related to the SoftForm implant and Hylaform gel and consulting fees related to tax strategic planning, which more than offset the expenses incurred in fiscal 1997 to prepare for trial in the Company's trade secrets lawsuit against Matrix Pharmaceuticals. The Company expects SG&A expenses in fiscal 1998 as a percentage of product sales to be at levels lower than those of fiscal 1997.

Officer separation cost. The officer separation cost of $2.0 million in the three and nine months ended March 31, 1997, 12% and 4% of product sales, respectively, was a charge related to Howard Palefsky's separation package in connection with Mr. Palefsky's resignation as the Company's Chief Executive Officer. These costs include payments made to the former officer and costs associated with a loan to Mr. Palefsky. Mr. Palefsky will continue to serve as a consultant to the Company. In addition, by agreement, the Company expects to continue to make payments to Mr. Palefsky during fiscal 1998 and 1999.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $6.4 million and $17.9 million (32% and 28% of product sales) for the three and nine months ended March 31, 1998, respectively, an increase of 41% and 35% over $4.6 million and $13.2 million (28% and 25% of product sales), for the same prior-year periods, respectively. The increase in R&D spending in the three and nine months ended March 31, 1998, primarily was attributable to the ramp-up of expenses to support programs, including clinical trials, for CoSeal and CoStasis(TM) Hemostatic Device, the ramp-up of the human recombinant program partially offset by lower Trilucent R&D expenses. Subsequent to the close of the quarter, the Company announced the commencement of a pivotal U.S. clinical study with the CoStasis hemostat, which is an atruamatic, liquid hemostat designed for use in surgical procedures to control bleeding. CoStatis hemostat is designed for use as a spray, to allow fast, uniform delivery over large as well as intricate surface areas. The Company expects R&D spending in fiscal 1998 to be at levels higher than fiscal 1997 primarily due to increased expenses for the tissue adhesive sealant program and the human collagen recombinant program.

Acquired in-process research and development. The charge for acquired in-process research and development ("in-process R&D") of $10.5 million in the nine months ended March 31, 1998, was a non-recurring charge related to the purchase of substantially all of the remaining shares of Cohesion Corporation, including the purchase of certain vested employee stock options. (See Note 5 of Notes to Condensed Financial Statements.)

Loss from operations. Loss from operations was $4.4 million for the three months ended March 31, 1998, compared with a loss from operations of $5.5 million for the same prior-year period. The Company's consolidated operating loss was $19.0 million for the nine months ended March 31, 1998, compared with a $8.1 million loss for the same prior-year period. The loss in the three months ended March 31, 1998, primarily was due to the ramp-up of R&D expenses to support planned development programs, including clinical trials, for CoStasis hemostat and CoSeal, the ramp-up of the

Company's human collagen recombinant program, and expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies Inc., partially offset by higher Contigen implant and SoftForm implant sales. The loss in the nine months ended March 31, 1998 primarily was due to acquired in-process R&D, representing the purchase of substantially all of the remaining shares of Cohesion, the ramp-up of R&D expenses to support planned development programs, including clinical trials, for CoStasis hemostat and CoSeal, the ramp-up of the Company's human collagen recombinant program, and expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies Inc., partially offset by higher Contigen implant sales, sales from product line extensions, and increased Trilucent implant sales.

Compared with foreign exchange rates for the same prior-year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $33,000 on an equivalent local currency basis, resulting from a decrease of approximately $474,000 in operating expenses, partially offset by a decrease of approximately $441,000 in revenue. Compared with foreign exchange rates for the same prior-year period, the impact of foreign exchange rates in the nine months ended March 31, 1998 on operating income was a net increase of $302,000 on an equivalent local currency basis, resulting from a decrease of approximately $2,211,000 in operating expenses, partially offset by a decrease of approximately $1,909,000 in revenue. Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1997 and March 31, 1998, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $7.0 million and $7.6 million at March 31, 1998 and June 30, 1997, respectively.

Net gain on investments, principally Boston Scientific Corporation. In the three months ended March 31, 1998, the Company recorded a pre-tax gain on investments of $5.0 million primarily resulting from the sale of 90,000 shares of Boston Scientific Corporation ("Boston Scientific") common stock compared to no sales of Target Therapeutics, Inc. ("Target") common stock in the three months ended March 31, 1997. In the nine months ended March 31, 1998, the Company recorded a pre-tax gain on investments of $13.7 million, primarily resulting from the sale of 247,340 shares of Boston Scientific common stock compared to $9.2 million resulting from the sale of 330,000 shares of Target common stock in the nine months ended March 31, 1997. The Company anticipates additional sales of Boston Scientific common stock during the fourth quarter. However, the number of shares sold will depend on market conditions and the anticipated cash needs of Cohesion Technologies.

Equity in losses of affiliates, net. Equity in losses of affiliate companies was approximately $83,000 for the three months ended March 31, 1998, compared to equity in losses of approximately $133,000 for the same prior-year period. For the nine months ended March 31, 1998, equity in losses of affiliate companies was $232,000 compared with losses of $730,000 in the same prior-year period. The decrease in equity in losses of affiliates for the three and nine months ended March 31, 1998, primarily was due to lower CollOptics, Inc. ("CollOptics") losses as a result of CollOptics reducing its R&D efforts until it obtains additional funding.

The Company intends to continue to expand its new product development activities through more equity investments in or loans to affiliate companies during the fourth quarter of fiscal

1998. These affiliate companies typically are in an early stage of development and may be expected to incur substantial losses which in turn will have an adverse effect on the Company's operating results. There can be no assurance that these investments will result in positive returns nor can there be any assurance on the timing of any return on investment, or that the Company will not lose its entire investment.

Interest income. Interest income was $164,000 and $702,000 for the three and nine months ended March 31, 1998, respectively, compared to $238,000 and $897,000 for the same periods in the prior year. The decrease in the three and nine months ended March 31, 1998, primarily was due to lower average cash, cash equivalents and short-term investment balances and a lower average interest rate.

Provision for income taxes. The provision for income taxes for the nine months ended March 31, 1998 prior to the in-process R&D charge was approximately 31% as compared to 54% for the corresponding period in 1997. The decrease in the estimated annual tax rate results primarily from fluctuations in estimated annual pretax income without similar changes in non-deductible goodwill amortization in addition to deductibility of losses of foreign subsidiaries which previously could not be offset against U.S. federal taxable income. Additionally, the provision for income taxes for the nine months ended March 31, 1998 reflects a tax benefit of approximately $1.1 million which was recorded in the second quarter of fiscal 1998. This benefit relates to certain expenses included in the in-process R&D charge that are deductible for income tax purposes.

The Company recorded a tax benefit for the three months ended March 31, 1998 of approximately $0.3 million which primarily resulted from foreign losses which previously could not be offset against U.S. federal taxable income.



Liquidity and Capital Resources

At March 31, 1998, the Company's cash and cash equivalents were $15.8 million compared to $18.5 million at June 30, 1997. Net cash used in operating activities was approximately $3.1 million in the nine months ended March 31, 1998, compared to approximately $4.5 million of net cash used in operating activities for the same prior-year period.

The $3.1 million of net cash used in operating activities in the nine months ended March 31, 1998, mainly was attributable to a $3.5 million net loss after adjusting for gain on investments (net of taxes paid), depreciation and amortization expense, equity in losses of affiliates, and acquired in-process research and development, a $1.3 million increase in accounts receivable resulting from the resumption of Contigen implant shipments to Bard, partially offset by a $700,000 decrease in inventory and a $500,000 increase in accounts payable.

The $400,000 of net cash provided by investing and financing activities in the nine months ended March 31, 1998, primarily was due to proceeds of $14.7 million (net of taxes paid) from the sale of 247,340 shares of common stock of Boston Scientific by the Company, proceeds of $7.9 million received from the sale of short-term investments, proceeds of $1.7 million from the issuance of 167,192 shares of the Company's common stock and proceeds of approximately $700,000 from the sale of the Company's shares in affiliates, partially offset by payments totaling $10.5 million for the purchase of substantially all of the remaining equity interests in Cohesion Corporation, payments of $5.3 million to purchase short-term investments, capital expenditures of approximately $3.4 million, repayment of $2.0 million of the Company's credit facility, payment of cash dividends of approximately $1.8 million to the Company's stockholders in July 1997 and January 1998, net payments of approximately $1.1 million for additional investments made in and loans to affiliates and a payment of approximately $500,000 to repurchase 25,000 shares of the Company's common stock.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $18.0 million in fiscal 1998. As of March 31, 1998, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $15.0 million. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 172,900 shares as of March 31, 1998. Approximately 327,100 shares remain to be repurchased according to the Board of Director's authorization. In November 1997, the Board of Directors declared a dividend of ten cents per share for stockholders of record as of December 15, 1997. This dividend totaled approximately $893,000 and was paid to stock holders on January 15, 1998. Neither the Company nor Cohesion Technologies anticipate paying dividends after the Spinoff.

The Company's principal sources of liquidity include cash generated from operations, sales of Boston Scientific common stock, and the Company's cash, cash equivalents, and short-term investments. At March 31, 1998, the Company held 1,117,860 shares of Boston Scientific common stock and all holding restrictions resulting from the acquisition of Target by Boston Scientific that were applicable at June 30, 1997, had expired. The Company's Board of Directors has authorized the Company to sell portions of its holdings in Boston Scientific. The Company anticipates that stock sales pursuant to this authorization will be made from time to time with the objective of generating cash, for among other things, further investments in both current and new affiliate companies. The Company believes that the above sources of liquidity should be adequate to fund its anticipated cash needs through at least the next twelve months.

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

Sales of the Company's collagen-based injectable products, Zyderm(R) I implant, Zyderm(R) II implant and Zyplast(R) implant, as well as Trilucent implant and Contigen implant, accounted for approximately 89% of consolidated product sales for the quarter ended March 31, 1998 and 87% of consolidated product sales for the nine months ended March 31, 1998. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, the introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products.

The Company's quarterly operating results may vary significantly in the future depending upon factors such as the timing of significant orders and shipments, changes in pricing policies by the Company and its competitors, increased competition, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the mix of direct and indirect sales, the timing of investments in affiliate companies and general economic factors, among others. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue.

All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products is located in one primary facility with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing or other facilities.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and in the Company's 1998 Proxy Statement for Special Meeting of Stockholders, and those factors described under the heading "Risk Factors" in the Cohesion Technologies Registration Statement on Form 10.

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

           None

Item 5.    Other Information

           None



Item 6.   Exhibits and Reports on Form 8-K

          A.    Exhibits

Exhibit 10.95*  Chemical Peel Manufacturing and Sale License
                Amendment with Cosmederm Technologies, Inc., dated February 27, 1998

Exhibit   2.1*  Separation and Distribution Agreement by and
                between Collagen Corporation and Cohesion
                Technologies, Inc., dated January 1,
                1998

Exhibit 10.97*  Collagen Supply Agreement by and between
                Collagen Corporation and Cohesion
                Technologies, Inc., dated January 1,
                1998

Exhibit 10.98*  Recombinant Technology Development and
                License Agreement by and between Collagen
                Corporation and Cohesion Technologies, Inc., dated January 1, 1998

* Confidential treatment has been or will be timely requested for a portion of this document.

Exhibit 10.99   Tax Allocation and Indemnity Agreement by and
                between Collagen Corporation and Cohesion
                Technologies, Inc., dated January 1,
                1998

Exhibit 10.100  Services Agreement by and between Collagen
                Corporation and Cohesion Technologies, Inc., dated January 1, 1998

Exhibit 10.101  Benefits Agreement by and between Collagen
                Corporation and Cohesion Technologies, Inc., dated January 1, 1998

Exhibit 10.102 Vitrogen International Distribution Agreement by and between Collagen International, Inc. and Cohesion Technologies, Inc., dated
                January 1, 1998

Exhibit 10.103  Assignment and License Agreement by and
                between Collagen Corporation and Cohesion
                Technologies, Inc., dated January 1,
                1998

Exhibit 10.104* Collagraft Supply Agreement by and between
                Collagen Corporation and Cohesion
                Technologies, Inc., dated January 1,
                1998

Exhibit 27      Financial Data Schedule



* Confidential treatment has been or will be timely requested for a portion of this document.




            B.  Reports on Form 8-K

                None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           COLLAGEN CORPORATION





Date:  May 14, 1998                        /s/ Norman Halleen
       ------------                        -------------------------------
                                           Norman Halleen
                                           Vice President Finance
                                           Chief Financial Officer

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS




Exhibit Number         Description
--------------         -----------


Exhibit 10.95* Chemical Peel Manufacturing and Sale License Amendment with Cosmederm Technologies, Inc., dated February 27, 1998

Exhibit 2.1* Separation and Distribution Agreement by and between Collagen Corporation and Cohesion
                       Technologies, Inc., dated January 1,
                       1998

Exhibit 10.97*         Collagen Supply Agreement by and between
                       Collagen Corporation and Cohesion
                       Technologies, Inc., dated January 1,
                       1998

Exhibit 10.98*         Recombinant Technology Development and
                       License Agreement by and between Collagen
                       Corporation and Cohesion Technologies, Inc.
                       dated January 1, 1998

Exhibit 10.99 Tax Allocation and Indemnity Agreement by and between Collagen Corporation and Cohesion
                       Technologies, Inc., dated January 1,
                       1998

Exhibit 10.100         Services Agreement by and between Collagen
                       Corporation and Cohesion Technologies, Inc.
                       dated January 1, 1998

Exhibit 10.101         Benefits Agreement by and between Collagen
                       Corporation and Cohesion Technologies, Inc.
                       dated January 1, 1998

Exhibit 10.102 Vitrogen International Distribution Agreement by and between Collagen International, Inc. and Cohesion Technologies, Inc., dated
                       January 1, 1998

Exhibit 10.103         Assignment and License Agreement by and
                       between Collagen Corporation and Cohesion
                       Technologies, Inc., dated January 1,
                       1998

Exhibit 10.104*        Collagraft Supply Agreement by and between
                       Collagen Corporation and Cohesion
                       Technologies, Inc., dated January 1,
                       1998

Exhibit 27             Financial Data Schedule


* Confidential treatment has been or will be timely requested for a portion of this document.