Form 10-Q/A
period 1998-03-31
COLLAGEN CORP /DE
filed 1998-06-11
CIK 21686

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

 The undersigned registrant hereby amends Item 1. Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I of its Quarterly Report on Form 10-Q and Item 27. Financial Data Schedule for the quarter ended March 31, 1998, as set forth below in order to restate the previously reported cost of sales recorded on the registrant's Consolidated Statements of Operations for the quarter and nine months ended March 31, 1998, and to restate the previously reported inventory reported on the registrant's Consolidated Balance Sheet at March 31, 1998.

                              COLLAGEN CORPORATION

                                      INDEX



PART I.        Financial Information                                           Page No.

Consolidated Balance Sheets -
March 31, 1998  and June 30, 1997                                                   4

Consolidated Statements of Operations -
Three and nine months ended March 31, 1998 and 1997                                 5

Condensed Consolidated Statements of Cash Flows -
Nine months ended March 31, 1998 and 1997                                           6

Notes to Condensed Consolidated Financial Statements                             7-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                             11-21



PART II.       Other Information


Other Information                                                               22-23


Signatures                                                                         24

                              COLLAGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                                March 31,       June 30,
                                                                                  1998           1997 *
                                                                              ------------    ------------
ASSETS
   Current assets:
     Cash and cash equivalents                                                $     15,755    $     18,481
     Short-term investments                                                          2,542           5,117
     Accounts receivable, net                                                       11,515          10,759
     Inventories, net                                                               14,344          14,293
     Other current assets, net                                                       8,002           9,314
                                                                              ------------    ------------
           Total current assets                                                     52,158          57,964

   Property and equipment, net                                                      15,418          15,260
   Intangible assets and goodwill, net                                              12,576          14,764
   Investment in Boston Scientific Corporation                                      75,455          83,874
   Other investments and assets, net                                                14,999          13,049
                                                                              ------------    ------------
                                                                              $    170,606    $    184,911
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                                                       $      2,205    $      2,638
     Other accrued liabilities                                                      13,850          13,638
     Income taxes payable                                                            9,883           9,376
     Notes payable                                                                      --              70
                                                                              ------------    ------------
           Total current liabilities                                                25,938          25,722

   Long-term liabilities:
     Deferred income taxes                                                          32,293          35,448
     Other long-term liabilities                                                     1,703           3,795
                                                                              ------------    ------------
           Total long-term liabilities                                              33,996          39,243

   Commitments and contingencies
   Minority interest                                                                     8              49

  Stockholders' equity:
   Preferred stock, $.01 par value, authorized: 5,000,000 shares;
    none issued and outstanding                                                         --              --
   Common stock, $.01 par value, authorized: 28,950,000 shares, issued: 10,924,127 shares at March 31, 1998 (10,756,935 shares at June 30, 1997), outstanding: 8,951,227 shares at
    March 31, 1998 (8,809,035 shares at June 30, 1997)                                 110             108
   Additional paid-in capital                                                       68,900          67,204
   Retained earnings                                                                42,369          47,999
   Cumulative translation adjustment                                                (2,314)         (1,717)
   Unrealized gain on available-for-sale investments                                42,806          47,069
   Treasury stock, 1,972,900 shares at March 31, 1998
    (1,947,900 shares at June 30, 1997)                                            (41,207)        (40,766)
                                                                              ------------    ------------
      Total stockholders' equity                                                   110,664         119,897
                                                                              ------------    ------------
                                                                              $    170,606    $    184,911
                                                                              ============    ============

* Amounts derived from audited financial statements at the date indicated (See notes to condensed consolidated financial statements)

                              COLLAGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                          Three Months Ended      Nine Months Ended
                                                March 31,              March 31,
                                         --------      ------    --------    --------
                                           1998         1997       1998        1997
                                         --------      ------    --------    --------
Revenues:
  Product Sales                          $ 20,114     $16,527    $ 63,067    $ 52,369

Costs and expenses:
  Cost of sales                             6,153       4,461      20,190      14,927
  Selling, general and administrative      11,166      10,963      32,720      30,291
  Officer separation cost                      --       2,006          --       2,006
  Research and development                  6,416       4,558      17,910      13,244
  Acquired  in-process research and            --          --      10,530          --
    development
                                         --------     -------    --------    --------
     Total operating costs and             23,735      21,988      81,350      60,468
      expenses
                                         --------     -------    --------    --------
Loss from operations                       (3,621)     (5,461)    (18,283)     (8,099)

Other income (expense):
  Net gain on investments, principally
    Boston Scientific Corporation
    (Target Therapeutics, Inc. in
    fiscal 1997)                            4,964          --      13,739       9,222
  Equity in losses of affiliates, net         (83)       (133)       (232)       (730)
  Interest income                             164         238         702         897
  Interest expense                            (15)       (120)        (50)       (351)
                                         --------     -------    --------    --------
Income (loss) before income taxes and       1,409      (5,476)     (4,124)        939
  minority interest

Provision (benefit) for income taxes         (250)     (1,726)        651       1,674
Minority interest                             (11)       (189)        (38)       (491)
                                         --------     -------    --------    --------
Net income (loss)                        $  1,670    $ (3,561)   $ (4,737)   $   (244)
                                         --------     -------    --------    --------

Net income (loss) per share-Basic        $    .19    $   (.41)   $   (.53)   $   (.03)
                                         --------     -------    --------    --------
Net income (loss) per share-Diluted      $    .18    $   (.41)   $   (.53)   $   (.03)
                                         --------     -------    --------    --------

Shares used in calculating net income       8,989    $  8,764       8,901       8,806
  (loss) per share-Basic
                                         --------     -------    --------    --------
Shares used in calculating net income       9,071    $  8,764       8,901       8,806
  (loss) per share-Diluted
                                         --------     -------    --------    --------
Cash dividends declared per share            $---        $---    $   0.10    $   0.10
                                         --------     -------    --------    --------


(See notes to condensed consolidated financial statements)

                              COLLAGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                                --------    --------
                                                                                  1998        1997
                                                                                --------    --------
Cash flows from operating activities:
   Net loss                                                                     $ (4,737)   $   (244)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
      Acquired in-process research and development                                10,530          --
      Depreciation and amortization                                                4,946       4,524
      Equity in losses of affiliates                                                 232         730
      Gain on investments, net of taxes paid of $0 and $5.2 million
        in fiscal 1998 and 1997, respectively                                    (13,739)     (4,051)
      Other adjustments related to changes in assets
        and liabilities                                                             (368)     (5,461)
                                                                                --------    --------
    Net cash used in operating activities                                         (3,136)     (4,502)
                                                                                --------    --------
Cash flows from investing activities:
   Proceeds from sale of Boston Scientific Corporation stock
    (Target Therapeutics, Inc. in fiscal 1997), net of taxes paid                 14,716       5,578
   Proceeds from sale of other affiliate stock                                       704          --
   Proceeds from sales and maturities of short-term investments                    7,898       4,675
   Purchases of short-term investments                                            (5,324)     (6,968)
   Expenditures for property and equipment                                        (3,382)     (3,901)
   Increase in intangible and other assets                                            --         (36)
   Expenditures for investments in and loans to affiliates, net of repayments     (1,125)     (1,891)
   Acquisition of shares of Cohesion Corporation                                 (10,530)         --
                                                                                --------    --------
    Net cash provided by (used in) investing activities                            2,957      (2,543)
                                                                                --------    --------
Cash flows from financing activities:
   Repurchase of common stock                                                       (441)     (2,547)
   Net proceeds from issuance of common stock                                      1,698       1,734
   Cash dividends paid                                                            (1,773)     (1,754)
   Repayment of bank loans                                                        (2,031)        465
                                                                                --------    --------
    Net cash used in financing activities                                         (2,547)     (2,102)
                                                                                --------    --------

Net decrease in cash and cash equivalents                                         (2,726)     (9,147)

Cash and cash equivalents at beginning of period                                  18,481      21,676
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 15,755    $ 12,529
                                                                                ========    ========


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


2.   Inventories

     Inventories consist of the following (in thousands):

                                       March 31,       June 30,
                                          1998           1997
                                        -------        -------
                 Raw materials          $ 1,630        $   938
                 Work-in-process          4,072          7,188
                 Finished goods           8,642          6,167
                                        -------        -------
                                        $14,344        $14,293
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

     Following the Spinoff and approval by Cohesion Technologies, Inc. ("Cohesion Technologies") Board of Directors, Cohesion Technologies anticipates offering to exchange or substitute the outstanding options of Cohesion Corporation for options to acquire approximately 620,000 shares of the common stock of Cohesion Technologies. The new options are expected to have an exercise price substantially less than the fair market value of Cohesion's shares at the time of such exchange, based on an assumed ratio of 1.67 to 1 as anticipated and to be determined by the Board of Directors. Assuming such offers are accepted by the Cohesion Corporation option holders and assuming an expected fair value of $10.00 per share at the date of the exchange, Cohesion Technologies expects to record a non-cash compensation expense of approximately $1.5 million at the date of the exchange in connection with vested options and an additional $4.5 million of deferred compensation to be amortized during the next three fiscal years.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. These risks include among others, the timing of product introductions, receipt of regulatory approvals, clinical efficacy of and market demand for products, product development cycles, results of clinical studies, development and rate growth of new markets, potential unfavorable publicity regarding Collagen and/or Cohesion Technologies, Inc. ("Cohesion Technologies") or their respective products, possible reversal of sales trends and receipt of an IRS ruling that the proposed spinoff of Cohesion Technologies (see "Separation of Aesthetics Technologies Group and Cohesion Technologies, Inc." below), will not result in recognition of taxable income or loss by Collagen or its stockholders for U.S. federal income tax purposes, among other matters discussed in this report. Actual results are subject to risks and uncertainties and actual events and results may differ significantly from the discussion of such matters in the forward-looking statements. Such differences may be based upon factors within Collagen Corporation's and Cohesion Technologies' control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside of Collagen Corporation's and Cohesion Technologies' control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory and tax authorities, as well as those factors under the heading "Factors That May Affect Future Results of Operations" set forth below, those in Collagen's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and those in Collagen's 1998 Proxy Statement for Special Meeting of Stockholders, and those factors set forth under the heading "Risk Factors" in the Cohesion Technologies Registration Statement on Form 10.

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

Separation of Aesthetic Technologies Group and Cohesion Technologies Inc.

In October 1997, the Company announced that it had determined to proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. In December 1997, the Company purchased substantially all of the remaining outstanding shares of Cohesion Corporation and integrated Cohesion Corporation into the Company's Collagen Technologies Group. The Collagen Technologies Group is expected to be spun off as a separate company, named Cohesion Technologies, Inc., to Collagen Corporation stockholders via a tax-free distribution by the second half of calendar year 1998. In April 1998, a Form 10 Registration Statement and a Proxy Statement pertaining to the planned spinoff of Cohesion Technologies to Collagen Corporation stockholders were filed with the Securities and Exchange Commission. The separation is subject to a number of conditions, including, without limitation, receipt of a ruling from the Internal Revenue Service ("IRS") that the transaction will be tax-free to the Company and its stockholders. The Company is currently awaiting a determination by the IRS. The actual timing of the distribution, if any, will depend upon tax, legal, and other considerations.

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

                            PERCENT OF PRODUCT SALES

                                                 Three Months Ended  Nine Months Ended
                                                      March 31,          March 31,
                                                 ------------------  -----------------
                                                    1998     1997      1998    1997
                                                    ----     ----      ----    ----
      Product sales                                  100%     100%     100%     100%

      Costs and expenses:

         Cost of sales                                31%      27%      32%      29%
         Selling, general and administrative          56%      66%      52%      58%
         Officer separation cost                      --       12%      --        4%
         Research and development                     32%      28%      28%      25%
         Acquired in-process research and
           development                                --       --       17%      --


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

Worldwide sales of plastic surgery and dermatological products for the three and nine months ended March 31, 1998 were $15.1 million and $48.6 million, respectively, up 10% and 9%, respectively from sales of $13.7 million and $44.7 million for the same periods in the prior year. Worldwide unit sales of plastic surgery and dermatological products for the three and nine months ended March 31, 1998 increased approximately 7% and 9%, respectively, over the same periods in the prior year. The increases in both worldwide sales and units for the three and nine month periods primarily were due to the introduction of SoftForm implant in the United States, and strong collagen injectable sales in the United States, partially offset by lower sales of collagen injectable products by international subsidiaries. In addition, the increase for the nine month period was also due to an increase in sales in Europe of Trilucent implant. The Company believes the increase in injectable collagen sales in the United States in the three and nine months ended March 31, 1998, was a result of the continuation of United States marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients, the implementation of a new sales incentive program for its sales force, and contact made with physicians not previously purchasing collagen-injectable products as a result of the introduction of SoftForm implant. The Company anticipates continued dollar growth in worldwide product sales of plastic surgery and dermatological products during fiscal 1998. The Company announced previously its plan to restructure manufacturing of the Trilucent implant to achieve manufacturing efficiencies. This plan involves relocating shell manufacturing to a third party and moving the filling process to its facilities in Fremont, California. To implement this plan, the Company entered into an agreement in December 1997 with Laboratoire Perouse Implant ("LPI") in France to manufacture the Trilucent implant shell. The Company is electing to shift a portion of its selling and marketing efforts away from this product during the transition to LPI in an effort to avoid a short supply situation. As a result, the Company does not anticipate growth in Trilucent implant sales in fiscal year 1998 over fiscal year 1997. Additionally, the Company announced during the three months ended March 31, 1998, its plan to pursue a divestiture of LipoMatrix to dedicate further resources to its core business. While the Company pursues divestiture, all Trilucent implant-related operations and service will continue as usual.

During the three and nine months ended March 31, 1998, pursuant to the Company's sales agreement with Bard, the Company recorded revenue of $2.1 million and $5.6 million, respectively, from Bard based on Bard's direct sales of Contigen implant to physician customers compared to revenue of $2.0 million and $5.3 million, respectively, in the same periods in the prior year. In addition, the Company recorded $2.7 million and $7.4 million, respectively, of revenue from shipments of Contigen implant to Bard in the three and nine months ended March 31, 1998 and minimal revenue for the same periods in the prior year due to an excess inventory situation at Bard. The Company expects that revenues from Contigen implant sales in fiscal 1998 will increase as a result of the resumption of shipments of Contigen implant to Bard.

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

Cost of sales. Cost of sales as a percentage of product sales was 31% and 32% for the three and nine months ended March 31, 1998, compared with 27% and 29% for the same prior-year periods. The higher cost of sales as a percentage of product sales in the three and nine months ended March 31, 1998, primarily was due to the introduction of product line extensions from third parties, Hylaform gel and SoftForm implant, and increased direct sales of Contigen implant to physician customers by Bard. Both Hylaform gel and SoftForm implant are manufactured by third parties and Contigen implant is distributed by a third party and as a result, these products have higher costs per unit. Due to the high fixed costs of the Company's Fremont, California manufacturing facility, the unit cost of manufacturing is expected to remain highly dependent on the level of output at the Company's manufacturing facility, which is affected by incremental production of collagen-based injectable products. The Company anticipates that cost of sales as a percentage of sales will decrease slightly over the next several quarters due to anticipated lower cost per unit for collagen injectable products.

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

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $6.4 million and $17.9 million (32% and 28% of product sales) for the three and nine months ended March 31, 1998, respectively, an increase of 41% and 35% over $4.6 million and $13.2 million (28% and 25% of product sales), for the same prior-year periods, respectively. The increase in R&D spending in the three and nine months ended March 31, 1998, primarily was attributable to the ramp-up of expenses to support programs, including clinical trials, for CoSeal and CoStasis(TM) Hemostatic Device, the ramp-up of the human recombinant program, partially offset by lower Trilucent R&D expenses. Subsequent to the close of the quarter, the Company announced the commencement of a pivotal U.S. clinical study with the CoStasis hemostat, which is an atraumatic, liquid hemostat designed for use in surgical procedures to control bleeding. CoStasis hemostat is designed for use as a spray, to allow fast, uniform delivery over large as well as intricate surface areas. The Company expects R&D spending in fiscal 1998 to be at levels higher than fiscal 1997 primarily due to increased expenses for the tissue adhesive sealant program and the human collagen recombinant program.

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

Loss from operations. Loss from operations was $3.6 million for the three months ended March 31, 1998, compared with a loss from operations of $5.5 million for the same prior-year period. The Company's consolidated operating loss was $18.3 million for the nine months ended March 31, 1998, compared with a $8.1 million loss for the same prior-year period. The loss in the three months ended March 31, 1998 primarily was due to the ramp-up of R&D expenses to support planned development programs, including clinical trials, for CoStasis hemostat and CoSeal, the ramp-up of the Company's human collagen recombinant program, and expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies Inc., partially offset by higher Contigen implant and SoftForm implant sales. The loss in the nine months ended March 31, 1998, primarily was due to acquired in-process R&D, representing the purchase of substantially all of the remaining shares of Cohesion, the ramp-up of R&D expenses to support planned development programs, including clinical trials, for CoStasis hemostat and CoSeal, the ramp-up of the Company's human collagen recombinant program, and expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies Inc., partially offset by higher Contigen implant sales, sales from product line extensions, and increased Trilucent implant sales.

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

The $3.1 million of net cash used in operating activities in the nine months ended March 31, 1998, primarily was attributable to: (i) a $2.3 million net loss after adjusting for gain on investments (net of taxes paid), depreciation and amortization expense, equity in losses of affiliates, and acquired in-process research and development, (ii) and a $1.3 million increase in accounts receivable resulting from the resumption of Contigen implant shipments to Bard, partially offset by a $500,000 increase in accounts payable.

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

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $18.0 million in fiscal 1998. As of March 31, 1998, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $15.0 million. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 172,900 shares as of March 31, 1998. Approximately 327,100 shares remain to be repurchased according to the Board of Director's authorization. In November 1997, the Board of Directors declared a dividend of ten cents per share for stockholders of record as of December 15, 1997. This dividend totaled approximately $893,000 and was paid to stockholders on January 15, 1998. Neither the Company nor Cohesion Technologies anticipate paying dividends after the Spinoff.

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


*Exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998

Exhibit 10.99*     Tax Allocation and Indemnity Agreement by and
                     between Collagen Corporation and Cohesion
                     Technologies, Inc., dated January 1,
                     1998

Exhibit 10.100*    Services Agreement by and between Collagen
                     Corporation and Cohesion Technologies, Inc., dated January 1, 1998

Exhibit 10.101*    Benefits Agreement by and between Collagen
                     Corporation and Cohesion Technologies, Inc., dated January 1, 1998

Exhibit 10.102*    Vitrogen International Distribution Agreement by
                     and between Collagen International, Inc. and Cohesion Technologies, Inc., dated
                     January 1, 1998

Exhibit 10.103*    Assignment and License Agreement by and
                     between Collagen Corporation and Cohesion
                     Technologies, Inc., dated January 1,
                     1998

Exhibit 10.104*    Collagraft Supply Agreement by and between
                     Collagen Corporation and Cohesion
                     Technologies, Inc., dated January 1,
                     1998


Exhibit 27**       Financial Data Schedule







     B. Reports on Form 8-K

     None



*Exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998

**As amended

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              COLLAGEN CORPORATION





Date: June 11, 1998                           /s/ Norman Halleen
      -------------                           ------------------

                                              Norman Halleen
                                              Vice President Finance
                                              Chief Financial Officer

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS




Exhibit Number               Description
--------------               -----------
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

Exhibit 10.99*     Tax Allocation and Indemnity Agreement by and
                     between Collagen Corporation and Cohesion
                     Technologies, Inc., dated January 1,
                     1998

Exhibit 10.100*    Services Agreement by and between Collagen
                     Corporation and Cohesion Technologies, Inc.
                     dated January 1, 1998

Exhibit 10.101*    Benefits Agreement by and between Collagen
                     Corporation and Cohesion Technologies, Inc.
                     dated January 1, 1998




*Exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998

Exhibit 10.102*    Vitrogen International Distribution Agreement by
                     and between Collagen International, Inc. and Cohesion Technologies, Inc., dated
                     January 1, 1998

Exhibit 10.103*    Assignment and License Agreement by and
                     between Collagen Corporation and Cohesion
                     Technologies, Inc., dated January 1,
                     1998

Exhibit 10.104*    Collagraft Supply Agreement by and between
                     Collagen Corporation and Cohesion
                     Technologies, Inc., dated January 1,
                     1998

Exhibit 27**       Financial Data Schedule






*Exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998

**As amended