Form 10-K405
period 1998-06-30
COLLAGEN AESTHETICS INC
filed 1998-09-28
CIK 21686

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998, OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-10640

                           COLLAGEN AESTHETICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2300486
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     1850 EMBARCADERO ROAD, PALO ALTO, CA                          94303
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 4, 1998, on the Nasdaq Stock Market, was approximately $38,855,586. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 4, 1998, the Registrant had 8,847,588 shares of Common Stock outstanding.

     Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference to Parts III and IV of this Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     IN ITEMS 1, 2 AND 3 BELOW THE DISCUSSION DESCRIBES THE COMPANY'S AESTHETICS BUSINESS, UNLESS OTHERWISE NOTED, AS PERFORMED BY THE AESTHETICS GROUP IN FISCAL 1998. FURTHER, THE DISCUSSION INCLUDES THE BUSINESS AS PROPOSED TO BE CONDUCTED, PROPERTIES AND LEGAL PROCEEDINGS AFTER GIVING EFFECT TO THE SPINOFF OF COHESION TECHNOLOGIES, INC, ("COHESION") ON AUGUST 18, 1998 AND AFTER THE COMPANY'S NAME CHANGE FROM COLLAGEN CORPORATION TO COLLAGEN AESTHETICS, INC.

     In October 1997, the Company announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two, independent, publicly-traded companies. In December 1997, the Company purchased substantially all of the remaining outstanding shares of Cohesion Corporation and integrated Cohesion Corporation into the Company's Collagen Technologies Group. The Collagen Technologies Group was spun off as a separate company on August 18, 1998, named Cohesion Technologies, Inc., to Collagen Corporation stockholders via a tax-free distribution. On August 12, 1998, the stockholders of the Company approved a corporate name change from Collagen Corporation to Collagen Aesthetics, Inc. which better reflects the Company's focus on serving the facial aesthetic medical marketplace. The Spinoff was designed to separate two distinct businesses with significant differences in their markets, products, research needs, investment needs, employee retention and compensation plans and plans for growth. The Company's Board believed the separation into two independent companies would enhance the ability of each to focus on strategic initiatives and new business opportunities, improve cost structures and operating efficiencies and create incentives that are more attractive and appropriate for the recruitment and retention of key employees. As a consequence, the Company believes that investors will be able to evaluate better the merits of the two groups of businesses and their future prospects.

ITEM 1. BUSINESS

     In fiscal 1998, the Company's business consisted of its Aesthetic Technologies Group and Cohesion Technologies Group. For a discussion of the Cohesion Technologies Group, please refer to the Annual Report on Form 10-K of Cohesion Technologies, Inc. ("Cohesion").

     The Company designs, develops, manufactures and markets on a worldwide basis biocompatible products for the treatment of defective, diseased, traumatized or aging human tissues. The Company has grown by identifying medical applications for its technology, developing innovative products and building markets with healthcare professionals, either directly or with marketing and technology partners. The Company's core products are principally used in facial aesthetic applications.

INDUSTRY BACKGROUND

     The market for facial aesthetic products and treatments includes surgical and non-surgical therapies to remedy aging and defective soft tissues of the face. These products are used by healthcare professionals, including plastic surgeons and dermatologists, in an office environment and by consumers in the home. Most of these treatments are elective and are pursued by patients for cosmetic effects rather than due to medical necessity.

     The worldwide market for facial aesthetic products has experienced significant growth over the past several years. The Company believes this growth is primarily attributable to the following factors:

     - In the U.S. alone, a Baby Boomer turns 50 every eight seconds, and most developed countries around the world are experiencing similar demographic shifts.

     - The Company's products are elective procedures paid directly by the patient. As a result, increasing discretionary incomes, especially among aging Baby Boomers, helps to increase the size of the Company's market.

     - There is a significant opportunity for additional penetration among those patients already seeing plastic surgeons, facial plastic surgeons, dermatologists and other aesthetic physicians. Market research suggests that only 5% of such patients know of our 17-year-old line of injectable Zyderm(R) and Zyplast(R) collagen implants ("Zyderm implants" and "Zyplast implant") on an "unaided" basis -- that is, with no prompting. With expanded customer awareness, demand for this product line and other products could increase.

     - Aesthetic medicine is gaining in acceptance and visibility. Physicians are showing greater interest in aesthetic medicine and patients are becoming increasingly open to discussing elective cosmetic procedures. In addition, the media provides a near-constant flow of information on the newest technologies and treatments to look one's best.

     - As the field of aesthetic medicine grows, more and more consumers have direct and easy access to trained physicians. Aesthetic medicine has expanded from its traditional constituency of females in select urban centers around the world to take its place among both men and women across a broader range of geographies.

     The Company believes that growth of the market, both within the U.S. and internationally, can be attributed to changing social conventions, which encourage consumers to explore products and treatments to make them look and feel younger. As demand has grown for facial aesthetic products and treatments, cost containment pressures imposed by managed care have induced many healthcare providers to offer additional services that are less dependent on reimbursement and are paid for by the consumer. The Company believes that the needs of physicians and patients have created a demand for more innovative aesthetic products, a wider selection of alternatives, and products that are safe, more affordable and longer lasting than existing products and treatments.

  Facial Enhancement

     There is a wide range of products available in the facial aesthetic product market that are designed to resurface skin, repair fine lines, deep folds and scars, enhance the vermilion (lip) border and surgically contour the face. Demand for products that address facial enhancement has increased significantly over the past several years, and the Company believes there is a significant market opportunity for products that are safe, more cost-effective, and that cause less discomfort and trauma as compared to traditional products.

  Urinary Incontinence

     Urinary incontinence, the involuntary loss of urine from the bladder, affects a large population of individuals. The Company believes that the incidence of incontinence is significantly underreported, due to patient embarrassment and the social stigma attached to incontinence, as well as the shortage of effective treatments for the condition. Effective, emerging therapies that treat incontinence in a less invasive manner may increase the number of patients seeking treatment, expanding the potential market size. The incidence of incontinence generally increases with age, and the Company believes that as the population grows older, the market for incontinence treatments will increase.

STRATEGY

     The Company's strategy consists of the following principal elements:

  Continued Innovation and Expansion of Existing Product Lines

     - Develop and market novel facial aesthetic products which will meet the changing needs and desires of current customers and offer an even broader range of products which will appeal to a diverse population of new patients and users.

     - Acquire and in-license products, new technologies and product distribution rights, allowing the Company to market additional complementary products and technologies that can provide effective, safe and innovative solutions to meet the needs of patients.

  Strengthened Business Relationships

     - Connect with physician customers by introducing new means of using aesthetic products to meet the needs of patients.

     - Utilize physician feedback to develop new products, enhance existing products and design training programs to improve physician's practice economics and increase patient satisfaction.

  Scientific Leadership

     - Establish collaborations with leading experts in aesthetic and cosmetic therapies who will advise the Company about scientific development and clinical needs for new products, provide counsel for the design of clinical trials and evaluate potential new products.

     - Continue to market and distribute facial aesthetic products supported by scientific research and cutting edge clinical data.

  Improved Operating Margins

     - Leverage existing worldwide distribution network to market and sell through multiple channels allowing the effective launch of new products and creating increased operating efficiencies.

     - Utilize infrastructure that has the additional capacity to effectively increase operating profits.

PRODUCTS

Zyderm/Zyplast..........  Soft tissue augmentation with visible results in one treatment session
Hylaform................  Same-day treatment of wrinkles and scars
SoftForm................  Long-lasting but removable material which provides a solution to pronounced facial
                          wrinkles and lip border definition
Refinity................  In-office AHA peel and home-use maintenance products to improve the surface and texture of
                          the skin and reduce the appearance of fine
                          lines
Contigen................  Minimally invasive outpatient procedure designed to treat stress urinary incontinence

     The Company offers products for soft tissue reconstruction and augmentation, skin care and stress urinary incontinence. In the U.S., the Company markets a line of collagen-based injectable products, Zyderm implants and Zyplast implant, for soft tissue augmentation of the face. The Company has launched, in the U.S., a new product for subdermal soft tissue reconstruction and augmentation, the SoftForm(R) ("SoftForm implant"), made of ePTFE, expanded polytetrafluoroethylene, a non-resorbable material, and is currently launching the SoftForm implant in certain international markets. Internationally, the Company markets its Zyderm and Zyplast injectable implants for the face and Hylaform(R) viscoelastic gel ("Hylaform gel"), an injectable gel for facial wrinkles and scars that does not require a skin sensitivity test. The Company currently plans to introduce Refinity(TM) Medical Skin Solutions ("Refinity skin solutions"), a line of alpha hydroxy acid ("AHA") based skin care products, in the U.S. in fiscal 1999 and when regulatory approvals permit, these products are expected to be introduced into Canada, Australia and Europe. In addition, the Company's product for stress urinary incontinence, Contigen(R) Bard collagen implant ("Contigen implant"), is currently marketed on a worldwide basis through the Company's marketing partner, C.R. Bard ("Bard").

  Facial Enhancement Products

     ZYDERM AND ZYPLAST IMPLANTS. The Company's collagen-based injectable product line for the treatment of skin contour defects includes Zyderm implants and Zyplast implant. The Company markets its Zyderm and Zyplast implant products worldwide to dermatologists, plastic surgeons, and other physicians. The Company estimates that over one million patients worldwide have been treated with a collagen-based injectable product of the Company, of which approximately 920,000 patients are in the U.S. and Canada and approximately 575,000 are in international markets.

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

     Since hyaluronan is neither tissue-specific nor species-specific, Hylaform gel can be used without a skin test. In addition, Hylaform gel has a chemical structure that is completely different from bovine collagen and does not contain any bovine protein. Hylaform gel allows for same day treatment of facial wrinkles and scars, giving patients and doctors an additional treatment option.

     Biomatrix received CE Mark for Hylaform gel in December 1995, allowing this product to be marketed throughout Europe. The Company began marketing Hylaform gel in several European countries in fiscal 1997. The Company holds exclusive marketing and distribution rights to Hylaform gel in certain markets outside the U.S. and has the option to acquire the U.S. distribution rights in the future. The exclusivity of the license will terminate if the Company fails to meet certain sales goals. The Company plans to introduce Hylaform gel in additional international markets following receipt of required regulatory approvals or clearances. Hylaform gel is not currently approved for marketing in the U.S. There can be no assurance that Hylaform gel will be marketed in the U.S. in the near future, or at all.

     SOFTFORM IMPLANT. The Company has acquired exclusive worldwide distribution rights from Tissue Technologies, Inc. ("Tissue Technologies") to market SoftForm implant, for subdermal soft tissue reconstruction and augmentation. SoftForm implant is a non-resorbable, long-lasting, yet removable facial implant for the treatment of deep facial furrow and creases such as nasolabial folds (creases between the nose and corners of the mouth), deep frown lines and definition of the vermilion border. SoftForm implant comes preloaded in a self-contained delivery system enabling precise placement without requiring physicians to handle the implant prior to placement. Treatment with SoftForm implant consists of a simple in-office procedure performed under a local anesthetic. The implant is inserted below the surface of the skin through two small incisions. The procedure generally takes less than 30 minutes, but treatment times will vary depending on the number of implants used. Microporous material limits tissue in-growth through the surface of the implant, allowing easy removal of SoftForm implant. The removability of SoftForm implant provides physicians with the option of adjusting or removing the implant as desired. The Company believes that SoftForm implant is more easily removable than other non-resorbable facial implants.

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

     SoftForm implant received marketing clearance from the FDA in April 1996 under a 510(k) application and the Company introduced SoftForm implant to a panel of six physician advisors in December 1996. The Company launched SoftForm in the U.S. in 1997. The product is currently approved for usage in Canada and has received CE Mark in the European Community ("EC"). SoftForm implant is currently being launched in certain international markets.

     The Company's facial enhancement products have been designed to provide a range of corrective products to the Company's customers. SoftForm implant is designed to complement Zyderm and Zyplast implants as well as Hylaform gel by offering a sub-dermal (under the skin), persistent treatment to patients with deep furrows.

     REFINITY SKIN SOLUTIONS. The Company has acquired exclusive worldwide rights from Cosmederm Technologies, Inc. ("Cosmederm") to distribute Refinity skin solutions, a line of alpha hydroxy acid ("AHA") skin care products being developed by the Company and Cosmederm. Refinity skin solutions products contain a patented anti-irritant developed by Cosmederm. The Company believes that these products diminish the appearance of fine lines and wrinkles and give the skin a smoother texture and tone while minimizing or eliminating the itching, burning and stinging traditionally associated with AHA products. The Company plans to introduce Refinity skin solutions in the U.S. in fiscal 1999 and in certain international markets in the future.

     The Company plans to distribute its Refinity skin care products through physicians' offices to leverage the Company's existing distribution network. In order to develop a high-performance AHA product which produces minimal adverse effects, Cosmederm is developing the Refinity skin solutions product line for the Company utilizing Cosmederm's patented anti-irritant, COSMEDERM-7. Because Refinity skin solutions products contain significantly higher levels of active ingredients than currently available alternative products, the Company believes that they can achieve more effective results. The Refinity skin solutions product line will include home use products with an AHA concentration of 15% (compared with other physician dispensed products with concentrations generally ranging from 8-12%), as well as a physician in-office peel product with an AHA concentration of 70%.

     CONTIGEN IMPLANT. Contigen implant injections are designed to treat incontinence due to intrinsic sphincter deficiency ("ISD"). Contigen implant is a sterile, highly purified bovine dermal collagen that is crosslinked and dispersed in a saline solution. Contigen implant is injected into the submucosal tissues of the urethra and/or bladder neck, and into the tissues adjacent to the urethra. The injection of Contigen implant creates increased tissue bulk and subsequent joining of the urethral lumen. After injection, the suspended collagen forms a soft cohesive network of fibers and over time, the implant takes on the appearance of human tissue. The treatment cycle of Contigen implant may require multiple injections at the start of treatment and may require supplementary injections over time.

     The Company obtained pre-market approval from the United States Food and Drug Administration (the "FDA") to market Contigen implant in September 1993 for the treatment of ISD. Under the terms of a distribution agreement with Bard, the Company sells Contigen implant to Bard and the Company receives a royalty on end market sales of Contigen implant. Bard has exclusive worldwide marketing and distribution rights to Contigen implant which is currently marketed in the United States. Bard has received reimbursement codes for Contigen implant and is expected to commence marketing in several European nations (Belgium, France, Germany, Italy, Spain and the United Kingdom), Latin America, Japan, Australia and Canada.

DISCONTINUED OPERATIONS -- LIPOMATRIX

     On April 8, 1998, the Company announced plans to pursue a divestiture of its LipoMatrix, Incorporated ("LipoMatrix") subsidiary, manufacturer of the Trilucent(TM) breast implant ("Trilucent implant"), thereby allowing the Company to dedicate further resources to its aesthetic operations. In June 1998, the Company adopted a formal plan to complete the divestiture and has accounted for the results of LipoMatrix as a discontinued operation in the accompanying consolidated financial statements.

     The Company has recorded losses from discontinued operations before taxes of $5.3 million, $9.1 million and $24.7 million in fiscal 1998, 1997 and 1996, respectively. In addition, the Company recorded a provision of $11.0 million before taxes, for the loss on disposal of the net assets of LipoMatrix including estimated future costs. The Company expects to dispose of the assets by December 31, 1998.

SALES AND MARKETING

     The Company has developed a worldwide distribution network, comprised of a direct sales force in the United States and certain international markets. The Company's sales force consists of over 100 sales representatives and agents worldwide, distributors in certain international markets and a marketing partner, Bard, for Contigen implant. This distribution network is experienced in selling technologically advanced products for facial aesthetic applications, thereby enabling the Company to introduce more rapidly and effectively newly developed, acquired and in-licensed products. The Company believes that the increased utilization of the existing distribution network will lead to increased operating efficiencies.

     The Company markets its Zyderm and Zyplast implants directly to dermatologists, plastic surgeons and other physicians in the U.S. and several European countries, Canada, Australia and New Zealand and through distributors in certain other international markets. The Company has historically distributed Zyderm and Zyplast implants in Japan through Lederle Japan, but in fiscal 1999 it will begin using its own subsidiary to market these products directly. The Company has launched SoftForm implant and is marketing the SoftForm product through its direct sales force in the U.S. and limited sales in several European countries, Canada and through international distributors. The Company expects to launch Refinity skin solutions in the U.S. in fiscal 1999. Hylaform gel is currently sold in several European countries through the Company's direct sales force and its international distributors, but is not approved for marketing in the U.S. Contigen implant is marketed worldwide through Bard, the Company's marketing partner.

     The Company utilizes a variety of methods to promote its facial aesthetic products to patients and physicians. To stimulate demand at the patient level, the Company conducts consumer marketing awareness programs, including public relations events, health and beauty magazine advertising, direct mailing campaigns and patient seminars. The Company's marketing efforts to physicians consist of on-going education and promotional activities. Examples of physician marketing activities include in-office education, presence at medical meetings, and direct mail campaigns. The Company has emphasized physician education to ensure proper education in the use of its products and timely communication of clinical and product use information.

     The Company is committed to optimizing patient satisfaction through various initiatives aimed at meeting the patient's aesthetic needs while making the Company's products more affordable. Market research sponsored by the Company and conducted during fiscal 1996 revealed that many patients were not receiving enough collagen material per treatment to provide for full correction of soft tissue defects and that existing prices for the product discouraged patients from purchasing more collagen. As a result, the Company introduced syringes with larger fill volumes, offering more collagen material with a minimal increase in cost and injection time and an opportunity for more complete correction. The Company benefits from this strategy due to increased patient satisfaction. In addition to larger syringes, the Company has also introduced programs to further encourage more complete correction at the initial treatment and on an ongoing basis.

     The Company has instituted a new patient program in an effort to attract new patients and increase existing patient satisfaction. The Company's program offers all patients special pricing options that make full and ongoing correction more affordable. In addition, the Company has initiated the Collagen Specialist Program to educate nurses to administer collagen proficiently, which the Company believes may increase collagen-based injectable revenues of both the Company and its physician customers while maintaining patient satisfaction. The Company believes this program may improve physicians' practice economics while providing for continued high quality patient care.

     For the uncertainties or risk factors that exist surrounding the marketing and distribution of the Company's facial aesthetic products and its stress urinary incontinence product see "Factors That May Affect Future Results of Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     The Company believes that the primary competitive factors in the market for facial aesthetic medical products are safety, efficacy, reliability, cost-effectiveness, patient recovery time, absence of significant side effects, availability of third-party reimbursement, and physician and public awareness of the existence and efficacy of products. The medical device industry is characterized by rapid and significant technological change. The length of time required for product development and regulatory approval plays an important role in a company's competitive position. Consequently, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development, acquisition or in-licensing and commercialization of new products. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so.

     Several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in facial aesthetic applications anticipated to be addressed by the Company's products. Some of these companies and institutions are developing human-based collagen products which, when and if commercially introduced, may have perceived advantages over the Company's bovine collagen-based products. Some of these companies and institutions may have substantially greater capital resources, research and development staffs and facilities, and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of the Company. These companies and institutions may represent significant long-term competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by the Company or that would render the Company's technology and products obsolete or non-competitive or that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products. There can be no assurance that such potential competition will not have an adverse effect on the future business, financial condition or results of operations of the Company.

     The market for facial aesthetic products and treatments is characterized by rapidly evolving technology and increasing competition resulting from changes in the health care environment. The Company faces competition in each of its target product markets.

  Facial Enhancement

     The Company faces direct and indirect competition for its Zyderm and Zyplast implant products. At the present time, the Company is aware of a commercial product marketed in the U.S. and Canada that competes directly with Zyderm and Zyplast implants. This product is a gelatin-based (denatured collagen) product for soft tissue augmentation. The Company also competes with products derived from human tissue. Collagenesis, Inc. produces a product requiring a biopsy of the patient's tissue, which tissue is then used to generate an injectable material. Fat injections require surgical removal of the patient's fatty tissue. Implantable cadaver tissue obtained through tissue banks is sold under the brand name Alloderm and competes directly with SoftForm implant. Internationally, the direct competitors in the injectable product segment are primarily derived from collagen, hyaluronic acid and silicone. The Company is aware of one foreign company that is marketing internationally a collagen-based material for soft tissue augmentation. The Company is aware of a hyaluronic acid-based product called Restylane that is competitive with Hylaform gel. In addition, W.L. Gore, Inc. markets an ePTFE product that is directly competitive with SoftForm implant. The Company's injectable products also compete in the dermatology and plastic surgery markets with substantially different treatments, such as laser treatments, chemical peels, fat injections, dermabrasion, botulinum toxin injections and face lifts. In addition, several companies are engaged in research and development activities examining the use of collagen and other biomaterials for the correction of soft tissue defects. Although the Company believes it has a leadership position in the injectable product segment of the soft tissue augmentation market, there can be no assurance that the Company will not face increased direct and indirect competition in such a market.

     Refinity skin solutions, once introduced, will compete in the competitive segment of the AHA product market which includes products distributed through physicians' offices. Physician dispensed AHA products represent approximately 6% to 7% of the $1.6 billion per year AHA market. Physicians dispense a significant number of private label in-office peel and take-home AHA products to their patients, making the in-office distribution channel increasingly profitable for companies which offer their physician customers highly efficacious AHA products. During the last two years, several large pharmaceutical companies with high product profiles within the dermatology market have purchased or agreed to distribute AHA skin care lines. Should such pharmaceutical companies begin dispensing AHA products through physicians' offices, there can be no assurance that the Company will be able to compete effectively in this market.

  Contigen Implant

     At the present time, autologous fat, silicone micro-implants and polytetrafluoroethylene (Teflon paste, or PTFE) are directly competing or will compete with the Contigen implant for the treatment of stress incontinence due to ISD. Neither silicone micro-implants nor PTFE have been approved by the FDA for use in the U.S. The Contigen implant also competes with other methods of treatment or amelioration of ISD including absorbent products (diapers, pads and other drip and collection devices), drugs and estrogen therapy, behavior modification (kegel exercises, electrical stimulation, and biofeedback), surgery (artificial urinary sphincter, sling procedures, bladder neck suspension and bone anchors), and bulking agents (Urethrin, Macroplastique, inert materials and fat).

MANUFACTURING

     The Company manufactures its collagen-based injectable products utilizing readily available chemicals and enzymes. The source of its collagen is bovine dermis. The Company uses a patented viral inactivation process for its collagen-based products to promote both their safety and quality. Since 1987, the hides have been sourced from a closed herd, in an effort to prevent diseases such as Bovine Spongiform Encephalopathy ("BSE" or "mad cow disease"), from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. The Company believes that the supply of raw materials and processing materials for its manufacturing operations is and will continue to be adequate for the foreseeable future and that such materials can be available from other sources.

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

     The Company manufactures Zyderm and Zyplast implant products and Contigen implant products, as well as Collagraft(R) bone graft matrix implant and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") for Cohesion, in its Fremont, California facility. This facility is used primarily for bulk processing, aseptic filling and packaging of finished goods. While the Company has not experienced any disruptions in its manufacturing schedule during the last two fiscal years, there can be no assurance that the Company will not experience disruptions in its manufacturing schedule in the event that it attempts to manufacture products in larger quantities and with new process improvements. In addition to the Company's in-house inspection teams which work to promote the quality and consistency of the Company's products, the Company's manufacturing facilities are subject to regulatory requirements and periodic inspection by regulatory authorities, such as the FDA in the U.S. In June 1995, the Company's quality system was audited by TUV Product Services, Munich ("TUV") to ensure that the Company's products conform to the provisions of the European Medical Devices Directive. After the completion of the audit and review of the technical documentation, the Company was granted permission to affix CE Mark on its Zyderm and Zyplast implant product packages and to sell these products in the EC. An annual surveillance audit of the Company's quality system was performed by TUV in March 1998 and the Company's quality systems were recertified.

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

PRODUCT DEVELOPMENT

     Most of the research and development efforts previously conducted by the Company have been assumed by Cohesion. In connection with the Spinoff, the Company has entered into a Research and Development Agreement with Cohesion, effective as of January 1, 1998. The Company's research and development efforts will focus on those products that are in-licensed or acquired and require additional development. In addition, the Company will continue independent research and development activities, primarily focused on enhancement of its manufacturing processes.

     Under the terms of the Research and Development Agreement, the Company is collaborating with Cohesion to develop an alternative to bovine sourced collagen. Research efforts are focused on the development of recombinant human collagen through transgenic animals and yeast. Cohesion has made an equity investment in and is actively collaborating with Pharming for the purpose of developing recombinant human collagen through transgenic animals. In addition, Cohesion has a collaborative agreement with Genotypes, Inc. of South San Francisco, California, to develop recombinant human collagen through yeast.

     The Research and Development Agreement allocates the obligations and responsibilities of Cohesion and the Company with respect to research, development and manufacturing development of the recombinant technology and provides for the sharing of development costs. Pursuant to the Research and Development Agreement, the resultant recombinant technology and related intellectual property shall be owned by Cohesion, but shall be exclusively licensed to the Company for uses related to the Company's business, subject to the payment of royalties by the Company to Cohesion.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company has historically depended substantially upon its proprietary technological expertise in the extraction, purification, and formulation of collagen-based materials and other biomaterials into biomedical products. The Company has sought patents on inventions concerning novel manufacturing processes, composition of matter, and applications for its proprietary biomaterials. In connection with the Spinoff, the Company and Cohesion have entered into an Assignment and License Agreement pursuant to which a large portion of the Company's technology and intellectual property (including patents and trade secrets), other than technology relating to the breast implant technology, has been assigned to Cohesion. Cohesion has granted back to the Company an exclusive, worldwide, perpetual, fully paid-up license to such assigned technology and intellectual property for use in the Company's field of business. The Assignment and License Agreement also provides for each of Cohesion and the Company to obtain certain rights to any improvements made by the other company prior to March 15, 2004, solely as such improvements relate to its business. In addition, under the Assignment and License Agreement, each of Cohesion and the Company covenant to not compete in each other's business until March 15, 2004.

     Patent-related litigation is a risk in the medical device industry. There can be no assurance the Company will be successful in the future in obtaining patents or license rights, that patents will be issued for the Company's current patent applications, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will not be challenged by third parties, or that patents of others will not have an adverse effect on the Company. No assurance can be given that the processes or products of the Company or its licensors, including Cohesion, will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the manufacture, sale or use of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement.

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

     The Company requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or a consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

     The Company holds several registered trademarks in the U.S. and a number of foreign countries and vigorously pursues the protection of its trademarks and service marks, whether registered or not.

GOVERNMENT REGULATION

     The Company's manufacturing activities and most products sold in the U.S. are subject to extensive and rigorous regulations by the FDA and by comparable agencies in certain other countries where these products are manufactured and/or distributed. The FDA regulates the manufacture, clinical research and sale of medical devices, including labeling, advertising and recordkeeping. Before a new device can be introduced into the market, generally the manufacturer must obtain FDA approval of a premarket approval ("PMA") or clearance of a 510(k) notification submission. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. The FDA's review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but it may take significantly longer. The review time is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     If human clinical trials of a device are required in order to obtain adequate safety, performance and/or efficacy data, and the device presents a "significant risk" to the patient, the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and the study protocol is approved by one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of U.S. clinical trials are permitted to sell investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted and approved by the FDA and appropriate IRB(s) before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

     The majority of the Company's products are classified as Class III medical devices, which require pre-market approval from the FDA. All of the Company's products described in "Products," other than Hylaform gel, have been approved or cleared for sale in the U.S. Refinity skin solutions are regulated as cosmetic products in the U.S. Products for which medical market applications have not yet been approved by the FDA may only be exported from the U.S. with the appropriate regulatory approval(s). There can be no assurance that the FDA will choose to designate future products as medical devices or cosmetics rather than drugs, biologics or combination products. Any such change in FDA designation would potentially lengthen and increase the cost and complexity of the approval process.

     The Company's clinical research program for medical devices has been and remains subject to the IDE regulations of the FDA. These regulations govern many important aspects of the clinical investigation of medical products, including obtaining informed consent from clinical subjects, securing the approval of an IRB and maintaining required documentation relating to the conduct of the investigational study. In addition, these regulations may require that the Company obtain approval from the FDA prior to the commencement of clinical investigations of new products or of expanded applications of commercially available products.

     Compliance with the current Quality Systems Regulations ("QSR"), formerly Good Manufacturing Practices, is necessary to receive FDA approval to market new products and to continue to market current products. Manufacturers of medical devices for marketing in the U.S. are required to adhere to applicable regulations setting forth detailed QSR requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a company report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

     The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products could adversely affect the Company, as could product recalls. In addition, there can be no assurance that the FDA will give approval to the Company to market its current products for broader or different applications, or that it will grant approval with respect to separate product applications which represent extensions of the basic collagen technology, or that existing approvals will not be withdrawn.

     In the U.S., health care providers that purchase medical devices, such as Contigen implant, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or part of the cost of the procedure in which the device is used. Such reimbursement is typically made at a fixed rate. Changes in reimbursement policies could have an economic impact on the purchase and use of medical devices. Although the Company's aesthetic products are not generally subject to reimbursement, a material decrease in current reimbursement levels for treatment of ISD could have a material adverse effect on sales of Contigen implant and on the Company's business.

     Sales of medical devices outside the U.S. are subject to regulatory requirements that vary widely from country to country. The time required to obtain clearance required by countries may be longer or shorter than that required for FDA clearance, and requirements for such clearances may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the U.S. permit. Other countries, such as Japan, have requirements similar to those of the U.S. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in others.

     The primary regulatory environment in Europe is that of the EC which consists of more than 15 countries encompassing most of the major countries in Europe. Certain other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EC with respect to medical devices. The EC has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directives prescribing the laws and regulations pertaining to medical devices in the EC are found in the European Medical Devices Directive, 93/42/EC.

     Devices that comply with requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directive and, accordingly, can be commercially distributed throughout the EC. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body. This third-party assessment may consist of an audit of the manufacturer's quality system, review of a technical file and specific testing of the manufacturer's products. An assessment by a Notified Body in one country within the EC is required in order for a manufacturer to commercially distribute the product throughout the EC. There can be no assurance that the Company will be successful in meeting the European quality standards or other certification requirements. The Company's Zyderm implants and Zyplast implant received CE Mark on June 23, 1995, Contigen implant received CE Mark on October 26, 1995, Hylaform gel received CE Mark on November 2, 1995 and SoftForm received CE Mark in September 22, 1997.

     While no additional pre-market approvals for individual EC countries are required prior to the marketing of a device bearing CE Mark, practical complications with respect to market introduction may occur. For example differences among countries have arisen with regard to labeling requirements.

     Unapproved devices subject to the PMA requirements generally must receive prior FDA export approval unless they are approved for use by any member country of the EC and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval upon meeting certain requirements. Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. However, the Company must, among other things, notify the FDA and meet the importing country's requirements. There can be no assurance that the Company will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to receive import approval from other countries, or to obtain Certificates for Products for Export when required, or to meet FDA's export requirements or to obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of September 1, 1998, the Company employed 280 employees, of whom 11 were engaged in medical affairs and regulatory affairs, 97 of whom were engaged in sales and marketing, 94 of whom were involved in production and quality control and 79 of whom were engaged in finance and administration. None of the Company's employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

     The following table sets forth the names, ages and positions of the executive officers of the Company as of September 1, 1998:

           NAME             AGE                       POSITION(S)
           ----             ---                       -----------
Gary S. Petersmeyer.......  51     President, Chief Executive Officer and Director
William Dimmer............  54     Vice President, Human Resources & Administrative
                                   Services
Charlene Andros             41     Vice President, General Counsel
  Friedman................
Norman L. Halleen.........  45     Vice President, Finance and Chief Financial
                                   Officer
Reinhard Koenig, M.D. ....  38     Vice President, Medical/Regulatory Affairs,
                                   Worldwide
Rebecca A. Stirn..........  45     Vice President, North American Marketing Strategy

     Mr. Petersmeyer joined the Company as President, Chief Operating Officer and a director of the Company in February 1995. In February 1997, Mr. Petersmeyer became the Company's Chief Executive Officer. Prior to joining the Company, Mr. Petersmeyer was employed by Syntex Corporation, a manufacturer of pharmaceutical products, from 1991 to January 1995, where he served as Vice President of Managed Health Care from March 1993 to January 1995, as well as serving at various times as National Sales Director and Director of Corporate Development. From 1986 to 1990, he served as President and Chief Executive Officer of Beta Phase, Inc., a medical device manufacturer, and from 1982 to 1986, he was the Executive Vice President and General Manager, Ophthalmic Products Division, of CooperVision, Inc., a manufacturer and distributor of ophthalmic products.

     Mr. Dimmer joined the Company as Vice President, Human Resources and Administrative Services in July 1998. Prior to joining the Company, Mr. Dimmer was Principal/Consultant for PRAGMA International from April 1994 to June 1998. From January 1991 to April 1994, he was Vice President of Human Resources for JAMONT, S.A. in Brussels, Belgium. Mr. Dimmer was Director of Human Resources for Syntex

Pharmaceutical Corporation from April 1982 to December 1991, located in Maidenhead, England and Palo Alto, California.

     Ms. Friedman joined the Company as General Counsel and Assistant Secretary in February 1996. Prior to joining Collagen, Ms. Friedman practiced law for thirteen years, representing corporate and individual clients in the litigation of product liability, commercial and general liability cases. Ms. Friedman joined Collagen from the law firm of Lillick & Charles in San Francisco. From 1993 to 1995, she practiced with Warner & Stackpole in Boston. Ms. Friedman practiced at Murphy, DeMarco & O'Neill, Boston from 1983 through 1993. She is a member of the California and Massachusetts bars.

     Mr. Halleen joined the Company as Vice President, Finance and Chief Financial Officer in February 1997. From July 1989 to January 1997, Mr. Halleen ran his own business as a finance consultant in Hong Kong. In addition, from October 1993 through June 1996, he served as Chief Financial Officer of the Dutra Group, a privately held company in the construction/marine dredging business. Subsequent to Mr. Halleen leaving the Dutra Group, the Dutra Group filed an application for reorganization under Chapter 11 under the U.S. Bankruptcy Court, Northern District of California in January 1997. Prior to July 1989, he was employed for 10 years with Syntex Corporation, serving in various positions, including Regional Director of Finance for the Asia/Pacific region.

     Dr. Koenig joined the Company as Vice President, Medical Affairs, Worldwide in October 1996. From May 1995 until October 1996, he was employed by Genentech, Inc., a manufacturer of biotechnology products as the Director, Medical Information and Drug Experience. From January 1989 until May 1995, Dr. Koenig was employed by Boehringer Mannheim Therapeutics in Germany and the U.S. in various positions in medical affairs and clinical research, including the position of Director, Medical Affairs.

     Ms. Stirn joined the Company as Vice President, Global Marketing Strategy in January 1996. In January 1998, Ms. Stirn became Vice President, North American Marketing Strategy. Prior to joining the Company, Ms. Stirn provided consulting services to the Company from March 1995 to December 1995. From January 1988 to February 1995, Ms. Stirn consulted and served on the board of directors for several non-profit institutions. From September 1986 to December 1987, Ms. Stirn served as Vice President of Marketing at CEMAX, Inc., a company engaged in three-dimensional medical imaging and computer-aided design of custom implants. From June 1981 to October 1985, Ms. Stirn was employed by CooperVision, Inc. While employed by CooperVision, Inc., Ms. Stirn served as Vice President of Marketing, Optics Division and in various other marketing positions.

ITEM 2. PROPERTIES

     The Company's principal executive, marketing, and research activities are located at 1850 Embarcadero Road, Palo Alto, California. The Company has subleased this property from Cohesion under a lease that expires June 30, 1999 and contains a renewal option. The Company's international facilities, which amount to approximately 20,000 square feet in total, are leased under various leases which contain renewal options.

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

     The Company continues to be committed under various leases for the 20,000 square foot facility located in Neuchatel, Switzerland for its discontinued breast implant business, LipoMatrix, until June 30, 2001. The Company has included in its $11.0 million (before taxes) provision for the disposal of LipoMatrix $900,000 for future lease commitments and estimated restoration expense for this facility. The Company is actively seeking to sublease this facility.

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

ITEM 4. RESULTS OF VOTES BY SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of Collagen Corporation during its fourth fiscal quarter ended June 30, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CGEN. The following table presents the high and low sale prices (prior to the Spinoff of Cohesion Technologies, Inc.) for the Company's Common Stock for each fiscal quarter for the fiscal years ended June 30, 1998 and 1997 as reported by The Nasdaq Stock Market Summary of Activity(TM).

                                          FISCAL YEAR ENDED JUNE 30,
                                      -----------------------------------
                                            1998               1997
                                      -----------------   ---------------
           QUARTER ENDED               HIGH       LOW      HIGH     LOW
           -------------              -------   -------   ------   ------
September 30........................  $19.875   $16.625   $20.25   $16.50
December 31.........................   20.875     18.00    21.50    18.00
March 31............................   22.125     16.75    26.00    18.25
June 30.............................    22.00     17.75    19.75    13.75

HOLDERS OF RECORD

     At September 4, 1998 there were approximately 839 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company declared a cash dividend of $.10 per share on its common stock payable to stockholders of record on June 30, 1998, in addition to a $.10 per share dividend declared and paid earlier in fiscal 1998. In fiscal 1997, the Company declared a cash dividend of $.10 per share on its common stock payable to stockholders of record on June 30, 1997, in addition to a $.10 per share dividend declared and paid earlier in fiscal 1997. While the Company does not expect to pay dividends in the near future, the Board of Directors will re-evaluate the Company's dividend policy on a semi-annual basis.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                     YEARS ENDED JUNE 30,
                                --------------------------------------------------------------
                                1998(1)       1997(1)       1996(1)       1995(1)      1994(1)
                                --------      --------      --------      -------      -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Revenues......................  $ 82,772      $ 68,335      $ 68,285      $72,560      $65,552
Research and development
  expenses....................    22,715        14,087         9,175        9,943        9,366
Operating income (loss) (2)...   (18,564)       (1,767)        6,589       11,854        8,607
Gain from investments, net
  (1).........................    19,096        24,458        82,093        5,110           --
Net income (loss).............   (14,083)        7,371        26,652        8,760        4,920
Net income (loss) per share --
  Basic:
  Continuing operations.......  $  (0.21)     $   1.68      $   5.66      $  1.20      $  0.63
  Discontinued operations.....     (1.37)        (0.84)        (2.67)       (0.26)       (0.12)
                                --------      --------      --------      -------      -------
       Net income (loss) per
          share -- Basic......  $  (1.58)(3)  $   0.84(3)   $   2.99(3)   $  0.94(3)   $  0.51(3)
                                ========      ========      ========      =======      =======
Shares used in calculating
  income (loss) per share
  information -- Basic........     8,913         8,804         8,915        9,270        9,592
Net income (loss) per share --
  Diluted:
  Continuing operations.......  $  (0.21)     $   1.66      $   5.56      $  1.18      $  0.62
  Discontinued operations.....     (1.37)        (0.83)        (2.62)       (0.25)       (0.12)
                                --------      --------      --------      -------      -------
       Net income (loss) per
          share -- Diluted....  $  (1.58)     $   0.83      $   2.94      $  0.93      $  0.50
                                ========      ========      ========      =======      =======
Shares used in calculating
  income (loss) per share
  information -- Diluted......     8,913         8,930         9,075        9,460        9,896
FINANCIAL POSITION
Cash, cash equivalents and
  short-term investments......  $ 15,927      $ 23,498      $ 25,367      $ 9,384      $12,736
          Total assets........   166,339       184,640       163,007       76,906       74,505
Long-term obligations
  excluding minority
  interest....................    31,982        39,126        31,118        9,972        9,507
          Total stockholders'
            equity............   100,640       120,085       103,008       47,920       49,082
ADDITIONAL INFORMATION
Repurchase of common stock....  $  2,253      $  2,546      $  5,510      $11,282      $13,847
Cash dividends declared per
  share.......................      0.20          0.20          0.18         0.15         0.10

---------------
(1) In the first five months of fiscal 1996 and in fiscal 1995 and 1994, financial information is presented with Target Therapeutics, Inc. ("Target") accounted for under the equity method. In January 1997, Boston Scientific and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. Gains from sales of portions of the Company's investment in Boston Scientific (formerly Target) contributed $20.4 million, $9.2 million, $85.8 million, and $6.0 million to fiscal years 1998, 1997, 1996, and 1995 pre-tax earnings, respectively. In addition, in fiscal 1997, the Company recorded an additional $15.4 million, resulting from the sale of its holdings in Prograft to W.L. Gore and Associates, Inc.

(2) Includes in-process research and development charges of $10.6 and $3.0 million in fiscal years 1998 and 1996, respectively.

(3) Includes effect of adopting Statement of Financial Accounting Standard No. 128 ("SFAS 128"). The adoption of SFAS 128 resulted in no significant impact for fiscal years 1998, 1997, 1996, 1995 and 1994.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion describes the financial condition and results of operations of Collagen Aesthetics, Inc. (formerly known as Collagen Corporation for fiscal 1998) before the Spinoff of Cohesion Technologies, Inc. ("Cohesion") on August 18, 1998.

THE COMPANY

     Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. These risks include among others, the timing of product introductions, receipt of regulatory approvals, clinical efficacy of and market demand for products, product development cycles, results of clinical studies, development and rate of growth of new markets, potential unfavorable publicity regarding the Company or their respective products and possible reversal of sales among other matters discussed in this report. Actual results are subject to risks and uncertainties and actual events and results may differ significantly from the discussion of such matters in the forward-looking statements. Such differences may be based upon factors within the Company's control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside of the Company's control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory and tax authorities, and those in the Company's 1998 Proxy Statement for Special Meeting of Stockholders and factors set forth under the heading "Factors That May Affect Future Results of Operations."

     The Company designs, develops, manufactures and markets on a worldwide basis biomedical devices for the treatment of defective, diseased, traumatized or aging human tissues. The Company's core products are used principally in facial aesthetic applications, the treatment of stress urinary incontinence, and bone repair. The Company markets its facial aesthetic products directly and through a network of international distributors and its stress urinary incontinence and bone repair products through marketing partners.

SPINOFF AND NAME CHANGE

     In October 1997, the Company announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two, independent, publicly-traded companies. In December 1997, the Company purchased substantially all of the remaining outstanding shares of Cohesion Corporation and integrated Cohesion Corporation into the Company's Collagen Technologies Group. The Collagen Technologies Group was spun off as a separate company on August 18, 1998, named Cohesion Technologies, Inc., to Collagen Corporation stockholders via a tax-free distribution. On August 12, 1998, the stockholders of the Company approved a corporate name change from Collagen Corporation to Collagen Aesthetics, Inc. which better reflects the Company's focus on serving the facial aesthetic medical marketplace. The Spinoff was designed to separate two distinct businesses with significant differences in their markets, products, research needs, investment needs, employee retention and compensation plans and plans for growth. The Company's Board believed the separation into two independent companies would enhance the ability of each to focus on strategic initiatives and new business opportunities, improve cost structures and operating efficiencies and create incentives that are more attractive and appropriate for the recruitment and retention of key employees. As a consequence, the Company believes that investors will be able to evaluate better the merits of the two groups of businesses and their future prospects.

     Based on the approved Spinoff, the Company anticipates that cost of sales as a percentage of sales will increase slightly as a result of introducing new product line extensions, with higher costs per unit, partially offset by lower manufacturing costs per unit for collagen-based injectable products. The Company expects lower SG&A spending, lower R&D spending, and higher interest income in fiscal 1999. The Company does not expect to record any significant gains or losses on investments since substantially all investments in affiliates, including Boston Scientific Corporation ("Boston Scientific") and Innovasive Devices, Inc. ("Innovasive Devices") were allocated to Cohesion.

DISCONTINUED OPERATIONS

     On June 30, 1998, the Board of Directors of the Company approved the discontinuation of the operations of LipoMatrix of Neuchatel, Switzerland, and authorized efforts to sell the wholly-owned subsidiary, thereby allowing the Company's aesthetic operations to dedicate further resources to its core business which includes products for soft tissue reconstruction and augmentation, skin care and stress urinary incontinence.

     The Company recorded net losses from the discontinued operations of $5.3 million, $9.1 million, and $24.7 million in fiscal years 1998, 1997 and 1996, respectively. Further, a provision of $8.6 million, net of an income tax benefit of $2.5 million, has been recorded in fiscal 1998 for the loss on disposal of net assets of LipoMatrix including estimated future costs. The Company expects to dispose of the assets by December 31, 1998.

INVESTMENTS AND ACQUISITIONS

     The Company increased its ownership position in Cohesion Corporation of Palo Alto, California from approximately 81% to 99% in December 1997 and integrated Cohesion Corporation into the Company's Cohesion Technologies Group. Cohesion Corporation is a privately-held company developing proprietary products for hemostasis and tissue adhesion, biosealants and adhesion prevention barriers for surgical applications. In connection with the Company's December 1997 investment in Cohesion Corporation, $10.5 million of the purchase price was allocated to in-process research and development, which was expensed at the time of the investment. The Company will provide minimal R&D support to Cohesion as needed. The $10.5 million December 1997 purchase price includes cash compensation amounts of approximately $3.8 million associated with the purchase of certain vested employee stock options. Cohesion determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. The products and programs related to the in-process technology acquired are currently in the clinical trial and pre-clinical trial stages, respectively. The Company acquired in-process technology related to surgical hemostasis and sealing products under development, which utilized liquid-based biomaterials and related delivering systems. Cohesion Technologies expects to benefit from the in-process technology within the next three years, provided that sufficient pre-clinical and clinical data has been generated, submitted to regulatory authorities, and cleared for commercial sale by those regulatory authorities.

     Seeking to capitalize on recent technical successes in expressing recombinant collagen in mouse milk, in February 1996, the Company made an additional equity investment of approximately $4.5 million in Pharming, B.V. of The Netherlands ("Pharming"), bringing the Company's ownership percentage in Pharming to approximately 12%. At June 30, 1998 the Company's ownership position in Pharming was approximately 6%, which included an additional $2.5 million invested in fiscal 1998. Pharming is dedicated to the development and worldwide commercialization of human health care products produced in transgenic animals. The Company and Pharming will attempt to produce collagen in the milk of transgenic cattle.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, the percentage relationship to product sales of certain items in the Consolidated Statements of Operations.

                                                          PERCENT OF PRODUCT SALES
                                                         --------------------------
                 YEARS ENDED JUNE 30,                     1998      1997      1996
                 --------------------                    ------    ------    ------
Product sales..........................................    100%      100%      100%
Other revenue..........................................     --        --         3%
                                                          ----       ---       ---
Costs and expenses:
  Cost of sales........................................     29%       25%       24%
  Selling, general and administrative..................     51%       57%       51%
  Research and development.............................     27%       21%       14%
  Restructuring expense................................      2%       --        --
  Purchased in-process research and development........     13%       --         5%
                                                          ----       ---       ---
Income (loss) from operations..........................   (22)%      (3)%       10%
                                                          ----       ---       ---

     PRODUCT SALES. Product sales of $82.8 million in fiscal 1998 increased $14.5 million or 21% versus fiscal 1997 sales of $68.3 million, compared to a $2.0 million or 3% increase from fiscal 1996 sales of $66.3 million. The $14.5 million increase in fiscal 1998 over fiscal 1997 was due primarily to an increase in revenue from direct sales of Contigen(R) Bard collagen implant ("Contigen implant"), to physician customers by C.R. Bard, Inc. ("Bard"), the introduction of SoftForm(TM) facial implant ("SoftForm implant"), an increase in international sales of Hylaform(R) viscoelastic gel ("Hylaform gel") and an increase in U.S. sales of injectable collagen products, partially offset by a decrease in international sales of injectable collagen products and a decrease in sales of Collagraft(R) bone graft matrix implant and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to the Company's marketing partner, Zimmer. The $2.0 million increase in fiscal 1997 over fiscal 1996 was due primarily to an increase in revenue from direct sales of Contigen implant to physician customers by Bard, the Company's marketing partner for Contigen implant, an increase in both international and U.S. sales of injectable collagen products and the introduction of Hylaform gel, partially offset by a decrease in sales of Collagraft bone graft products.

     Worldwide sales of facial aesthetic products in fiscal 1998 were $63.0 million or 9% higher than fiscal 1997 sales of $57.9 million, compared to a 3% increase in fiscal 1997 from fiscal 1996 sales of $56.5 million. The $5.1 million increase in worldwide sales of facial aesthetic products in fiscal 1998 resulted from a corresponding 9% increase in units sold. The Company believes the increase in facial aesthetic products sales primarily was due to the introduction of SoftForm implant, a full year of HylaForm gel sales, and the continuation of U.S. marketing programs designed to increase average treatment volume per patient and to attract and retain new and existing patients, the implementation of a new sales incentive program for its sales force, and contact made with physicians not previously purchasing collagen injectable products as a result of the introduction of SoftForm implant. The $1.4 million increase in worldwide sales of facial aesthetics products in fiscal 1997 over fiscal 1996 resulted from an 8% increase in units sold, partially offset by decreases in average sales prices. The Company believes that the improved unit performance in fiscal 1997 over 1996 resulted from the implementation of marketing programs in the United States designed to increase average treatment volume per patient for injectable collagen products and to attract and retain new and existing patients, the addition of Hylaform gel, which was launched in Europe in November 1996, and strong distributor sales. Exchange rates unfavorably impacted international sales in United States dollars by $2.3 million and $1.1 million in fiscal 1998 and 1997, respectively, and favorably affected international sales by $457,000 in fiscal 1996. The Company anticipates continued growth in worldwide sales of plastic surgery and dermatological products in United States dollars during fiscal 1999.

     Revenue recorded from Contigen implant sales was $17.7 million in fiscal 1998 or 124% higher than fiscal 1997 sales of $7.9 million, compared to an increase of $1.7 million or 27% from fiscal 1996 sales of $6.2 million. Revenue recorded from Contigen implant sales over the three year period included:

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                              1998     1997    1996
                                                              -----    ----    ----
                                                                  (IN MILLIONS)
Shipments of Contigen implant to Bard.......................  $10.4    $1.2    $0.3
Income from Bard's direct sales to physician customers......    7.3     6.7     5.9
                                                              -----    ----    ----
                                                              $17.7    $7.9    $6.2
                                                              =====    ====    ====

     The $9.8 million increase in fiscal 1998 over fiscal 1997 was due to increases in shipments of Contigen implant to Bard. The $1.7 million increase in fiscal 1997 over fiscal 1996 was due to the resumption of shipments of Contigen implant to Bard during the fourth quarter of fiscal 1997 in accordance with the Company's sales agreement with Bard. The Company expects that revenues from Contigen implant sales in fiscal 1999 will be similar to sales in fiscal 1998.

     A number of uncertainties exist surrounding the marketing and distribution of Contigen implant. The Company's primary means of distribution for this product is through a third party firm -- Bard. The Company's business and financial results could be adversely affected in the event that Bard is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

     Sales of Collagraft bone graft products in fiscal 1998 were $1.5 million, 22% lower than fiscal 1997 sales of $1.9 million, compared to a $1.2 decrease in fiscal 1997 from fiscal 1996 sales of $3.1 million. The $0.4 million decrease in fiscal 1998 over fiscal 1997 and the $1.2 million decrease in fiscal 1997 over 1996 was due to lower sales by Zimmer and a consequent decrease in shipments from the Company. Sales of Collagraft were transferred to Cohesion Technologies as a result of the Spinoff in August 1998.

     OTHER REVENUE. Other revenue in fiscal year 1996 consisted of a milestone payment of $2.0 million from Bard in accordance with the Company's agreement with Bard. The final milestone payment of $2.0 million was paid to the Company on September 30, 1995.

     COST OF SALES. Cost of sales as a percentage of product sales averaged 29%, 25% and 24% in fiscal years 1998, 1997 and 1996, respectively. The higher cost of sales as a percentage of product sales in fiscal 1998 over 1997 and 1997 over 1996 primarily was due to the introduction of product line extensions from third parties, Hylaform gel in fiscal 1997, SoftForm implant in fiscal 1998 and increased direct sales of Contigen implant to physician customers by Bard in fiscal 1997 also contributed to increases. Both Hylaform gel and SoftForm implant are manufactured by third parties and Contigen implant is distributed by a third party and as a result these products are sold at a lower margin.

     SG&A. Selling, general and administrative ("SG&A") expenses totaled $42.5 million in fiscal 1998, $38.8 million in fiscal 1997 and $33.7 million in fiscal 1996, representing 51%, 57%, and 51% of product sales, respectively. The $3.7 million, or 10%, increase in fiscal 1998 over fiscal 1997 was primarily due to expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies, Inc., marketing costs related to SoftForm implant and Hylaform gel and sales commissions which more than offset the expenses incurred in fiscal 1997 to prepare for trial in the Company's trade secret lawsuit against Matrix Pharmaceuticals. SG&A expenses increased $5.1 million, or 15%, in fiscal 1997 over fiscal 1996, due primarily to payments made to the Company's former Chief Executive Officer, Howard Palefsky, in accordance with Mr. Palefsky's separation agreement and costs associated with existing loans to Mr. Palefsky, legal expenses incurred in connection with the Matrix lawsuit, and higher international sales and marketing costs associated with the commercial introduction of Hylaform gel.

     R&D. R&D expenses, which include expenditures for regulatory compliance, were $22.7 million in fiscal 1998, $14.1 million in fiscal 1997 and $9.2 million in fiscal 1996. The $8.6 million increase in R&D spending in fiscal 1998 over fiscal 1997 was primarily attributable to the ramp up of expenses to support programs, including clinical trials, for CoSeal and Costatis(TM) Hemostat Device and the ramp-up of the recombinant program. The $4.9 million increase in R&D spending in fiscal 1997 over fiscal 1996 was primarily attributable to the inclusion of a full year of R&D expenses for Cohesion Corporation as a result of the Company increasing its ownership percentage to 81% in June 1996.

     PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The charge for purchased in-process research and development ("in-process R&D") of $10.6 million in fiscal 1998 was due to the non-recurring charge related to the purchase of substantially all of the remaining shares of Cohesion Corporation, including the purchase of certain vested employee stock options.

     INCOME (LOSS) FROM OPERATIONS. The operating loss was $18.6 million in fiscal 1998 and $1.8 million in fiscal 1997, compared to operating income of $6.6 million in fiscal 1996. The loss in fiscal 1998 primarily was due to acquired in-process R&D, representing the purchase of substantially all of the remaining shares of Cohesion Corporation, the ramp-up of R&D expenses to support planned development programs, including clinical trials for Costasis(TM) hemostat and Coseal, the ramp-up of the Company's human collagen recombinant program, and expenses related to the separation of the Aesthetic Technologies Group and Cohesion Technologies, Inc., partially offset by higher Contigen implant sales and sales from product line extensions. The loss in fiscal 1997 was due primarily to the inclusion of the operating results of Cohesion Corporation, expenses in connection with the Matrix lawsuit and a charge for officer separation costs. The income in fiscal 1996 was due primarily to other revenue recorded (consisting of a $2.0 million milestone payment received from Bard), higher Collagraft sales and lower R&D and SG&A expenses, partially offset by the acquisition-related, non-recurring in-process R&D charge of $3.0 million related to Cohesion Corporation.

     IMPACT OF FOREIGN EXCHANGE RATES. The impact of foreign exchange rates from fiscal 1997 to fiscal 1998 resulted in a decrease in revenue of approximately $2.3 million and a decrease in operating expenses of approximately $2.6 million, resulting in a net increase in operating income of approximately $300,000 on an equivalent local currency basis. The impact of foreign exchange rates from fiscal 1996 to fiscal 1997 resulted in a decrease in revenue of approximately $1.1 million and a decrease in operating expenses of approximately $1.7 million, resulting in a net increase in operating income of approximately $600,000 on an equivalent local currency basis.

     Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1998, 1997 and 1996, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $6.5 million, $7.6 million and $14.5 million at June 30, 1998, 1997 and 1996, respectively. The Company plans to investigate hedging options in fiscal 1999 in order to minimize the effect of currency fluctuations on the Company's results of operations.

     NET GAIN ON INVESTMENTS, PRINCIPALLY BOSTON SCIENTIFIC (FORMERLY
TARGET). In fiscal 1998, the Company recorded a net pre-tax gain on investments of $19.1 million, resulting primarily from the sale of 332,340 shares of Boston Scientific common stock. In fiscal 1997, the Company recorded a net pre-tax gain on investments of $9.1 million resulting primarily from the sale of 330,000 shares of Target common stock. In fiscal 1996, the Company sold 1,792,000 shares of common stock of Target and recorded a net pre-tax gain on investments of $82.1 million (after the recording of a $4.0 million reduction in the carrying value of certain equity investments due to a decline in value determined to be other than temporary).

     On January 20, 1997, Boston Scientific Corporation of Natick, Massachusetts ("Boston Scientific") and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. On April 8, 1997, the merger was completed and, as a result, the Company received approximately 1,365,200 shares of Boston Scientific common stock in exchange for the Company's 1,275,888 shares of Target common stock. Pursuant to the merger agreement, the Company was restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which occurred during the first quarter of fiscal 1998. The investment in Boston Scientific was allocated to Cohesion Technologies prior to the Spinoff of Cohesion Technologies (see Note 17, "Subsequent Events"). To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments (see Note 5, "Investment in Boston Scientific Corporation (Target Therapeutics, Inc.")).

     NET GAIN ON INVESTMENT IN PROGRAFT. In fiscal 1997, the Company recorded an additional net pre-tax gain on investments of $15.4 million, resulting from the sale of its holdings in Prograft to W.L. Gore and Associates, Inc.

     EQUITY IN EARNINGS/LOSSES OF AFFILIATE COMPANIES. Equity in losses of other affiliate companies in fiscal 1998 was $0.2 million compared to $1.0 million in fiscal 1997 and $1.8 million in fiscal 1996. The decrease in equity in other affiliates' losses in fiscal 1998 over fiscal 1997 primarily was due to minimal research & development activity at one affiliate company. The decrease in equity in other affiliates' losses in fiscal 1997 over fiscal 1996 was due primarily to recording no Cohesion Corporation equity losses as a result of the Company increasing its ownership percentage to 81% in June 1996.

     Equity in earnings of Target was $1.4 million in fiscal 1996. The decrease in fiscal 1997 over fiscal 1996 in equity in Target's earnings was due to the Company's ownership percentage falling from approximately 29% at June 30, 1995 to approximately 11% at June 30, 1996. In December 1995, when the Company's ownership interest fell below 20%, the Company changed from the equity to the cost method of accounting for its investment in Target.

     INTEREST INCOME AND EXPENSE. Interest income was $1.0 million in fiscal 1998, $1.1 million in fiscal 1997 and $1.1 in fiscal 1996. The decrease in fiscal 1998 over fiscal years 1997 and 1996 was due primarily to lower average short-term investment balances and lower average interest rates.

     Interest expense was $56,000 in fiscal 1998, $473,000 in fiscal 1997 and $297,000 in fiscal 1996. Interest expense in fiscal 1997 and fiscal 1996 related primarily to borrowings under the Company's $15 million revolving credit facility, which was paid in full and canceled in June 1997. (see Note 7 of Notes to Consolidated Financial Statements). Interest expense in fiscal 1998 decreased as a result of no outstanding borrowings during the year. The increase in interest expense in fiscal 1997 over fiscal 1996 was due primarily to a full year of interest expense on the revolving credit line compared to six months in fiscal 1996.

     INCOME TAXES. The Company recorded a $3.2 million income tax provision on $1.3 million of pretax income for fiscal 1998. The tax provision resulted primarily from the in-process research and development expenses related to the purchase of substantially all of the remaining shares of Cohesion Corporation, a substantial portion of which in not deductible for income tax purposes. The effective tax rate was approximately 37% for fiscal 1997 and 44% for fiscal 1996. The higher effective tax rate in fiscal 1996 primarily was due to the impact of non-deductible items such as losses from foreign subsidiaries and equity losses in affiliates.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's cash, cash equivalents and short-term investments were $15.9 million compared to $23.5 million at June 30, 1997. Net cash used in operating activities was $5.8 million for fiscal 1998 compared with $1.3 million in fiscal 1997.

     For fiscal 1998, the $5.8 million of net cash used in operating activities was mainly attributable to $16.3 million of net loss after adjusting for depreciation and amortization expense, equity in losses (earnings) of affiliate companies, gain on investments (net of taxes paid) and loss on disposal of fixed assets, partially offset by the $11.4 million write-down of purchased intangibles, inventory and property and equipment of discontinued operations. The $0.4 million of net cash used in investing and the $4.2 million used in financing activities in fiscal 1998 primarily was due to payments of $12.3 million to purchase short-term investments, capital and intangible asset and expenditures of approximately $5.0 million, payments of approximately $3.1 million for additional investments in and loans to affiliates, payments of approximately $2.3 million to repurchase 125,000 shares of the Company's common stock at an average acquisition price of approximately $18.00 per share, repayment of bank borrowings of $2.0 million and payment of cash dividends of approximately $1.8 million to the Company's stockholders in both July 1997 and January 1998, partially offset by net proceeds of $21.1 million from the sale of 332,340 shares of common stock of Boston Scientific and the Company's holdings in other affiliate stock, $9.4 million received from the sale of short-term investments and $1.8 million from the issuance of 180,000 shares of the Company's common stock.

     The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $6.2 million in fiscal 1999. In June 1996, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 272,900 shares as of June 30, 1998. Subsequent to June 30, 1998, the Board of Directors approved a continuation of the stock repurchase program previously approved. Under this program, the Company is currently authorized to repurchase up to 500,000 shares of its common stock having an aggregate purchase price not in excess of $5,000,000. In June 1998, the Board of Directors declared a dividend of ten cents per share for stockholders of record as of June 30, 1998.

     The Company's principal sources of liquidity include cash generated from operations, and its cash, cash equivalents and short-term investments.

     The Company's capital requirements will depend on numerous factors, including market acceptance and demand for the Company's products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's clinical research and product development programs; the extent to which the Company enters into collaborative relationships with third parties and the scope of the Company's obligations in such relationships; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. The Company believes that its current sources of liquidity should be adequate to fund its anticipated capital requirements through at least December 31, 1999. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company or at all.

     YEAR 2000. The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems even though the other systems are themselves "Year 2000 compliant."

     The Company has reviewed the Year 2000 issue as it may affect the Company's business activity. The Company is implementing a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities, which will be codified as circumstances change. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Renovation, Validation and Implementation.

     Awareness consists of defining the Year 2000 problem and gaining executive level support and sponsorship. A Year 2000 program team has been established and an overall strategy created. During Assessment, all internal systems, products and supply chain partners are inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases, however, ongoing work will be required in these areas as the Company completes its assessment of existing supply chain partners and enters into new supply chain relationships in the ordinary course of business.

     Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Renovation has begun on mission-critical systems and is targeted for completion by December 1998. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation will start in the second quarter of fiscal 1999 and continue through December 31, 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a live environment. The Company is in the early stages of the Implementation phase.

     The Impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, business and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. Notwithstanding the Company's efforts, there can be no assurance that the Company, mission-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

     The Company is developing contingency plans for implementation in the event that the Company, mission-critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

     Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will total approximately $600,000. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. The Company has incurred approximately $200,000 through June 30, 1998 on this project. A significant portion of total Year 2000 project expenses is represented by existing staff that has been redeployed by this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on it business, results of operations or financial position. Incremental expense related to the Year 2000 project are not expected to materially impact operating results in any one period.

     The extent and magnitude of the Year 2000 Problem as it will affect the Company, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are lack of control over systems that are used by third parties who are critical to the Company's operation, dependence on third party software vendors to deliver Year 2000 upgrades in a timely manner, complexity of testing inter-connected networks and applications that depend on third party networks and the uncertainty surrounding how others will deal with liability issues raised by Year 2000 related failures. There can be no assurance for example, that systems used by third parties will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Company's business. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Company's implementation of the Plan.

     Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third party systems, there can be no assurance that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     RELIANCE ON LIMITED NUMBER OF KEY PRODUCTS. Sales of the Company's collagen-based injectable products, Zyderm(R) and Zyplast(R) collagen implants ("Zyderm implants" and "Zyplast implant"), SoftForm implant, as well as Contigen implant, accounted for approximately 93% of consolidated product sales for the fiscal year ended June 30, 1998. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products and, as a result, also adversely affect the Company's business, financial condition and results of operations.

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

     MANUFACTURING RISKS AND INVENTORY SHORTAGES. Certain of the Company's products, including Hylaform gel, SoftForm implant and Refinity(TM) Medical Skin Solutions ("Refinity skin solutions"), are manufactured for the Company by third parties. As a result, the Company is dependent on these third parties to manufacture and supply products to the Company as required. While the Company has distribution agreements with these third parties, there can be no assurances that these third parties will manufacture and supply quality products on a timely basis or in adequate quantities. Any failure of these third parties to manufacture sufficient quantities of these products or to deliver products that meet the Company's specifications or quality control standards would adversely affect the Company's sales of these products, and as a result, could also adversely affect the Company's business, financial condition and results of operations. The Company relies on a "closed herd" of cattle in order to produce its bovine collagen-based products, including Zyderm implants, Zyplast implant and Contigen implant. In the event of any material diminution in the size of the Company's herd for any reason, including accident or disease, the Company would have a limited ability to quickly increase supply of acceptable cattle. Any such diminution would have a material adverse effect on the Company's ability to sell bovine collagen-based products and, as a result, the Company's business, financial condition and results of operations.

     COMPETITION. The medical device industry is characterized by rapidly evolving technology and increasing competition under the recent changes in the health care environment. The Company faces intense competition in each of its target product markets. The Company faces direct and indirect competition for its Zyderm implants and Zyplast implant products. At the present time, there is a commercial product in the United States that is directly competitive with Zyderm implants and Zyplast implant, the Company's collagen-based products for plastic surgery and dermatology. This product is a gelatin-based (denatured collagen) injectable commercial product, presently being marketed in the United States and Canada that is directly competitive with Zyderm implants and Zyplast implant. The Company also competes with products derived from human tissue. Collagenesis, Inc. produces a product requiring a biopsy of the patient's tissue, which tissue is then used to generate an injectable material. Fat injections require surgical removal of the patient's fatty tissue. Implantable cadaver tissue obtained through tissue banks is sold under the brand name Alloderm and competes directly with the Company's SoftForm implant. Internationally, direct competitors in the injectable product segment have included both government approved and unapproved products which are primarily derived from collagen, hyaluronic acid and silicone. The Company is aware of one foreign company that is marketing internationally a collagen-based material for soft tissue augmentation. The Company is aware of one company in Europe that markets a hylauronic acid-based product called Restylane that is competitive with Hylaform gel. In addition, W.L. Gore, Inc. markets an ePTFE product that is directly competitive with SoftForm implant. The Company's injectable collagen products also compete in the dermatology and plastic surgery markets with substantially different alternative treatments, such as laser treatments, chemical peels, fat injections, dermabrasion, botulinum toxin injections and face lifts. The worldwide alpha hydroxy acid market in which Refinity skin solutions compete is extremely competitive. Worldwide sales of alpha hydroxy acid products total approximately $1.6 billion per year, with the medical segment of this market accounting for approximately 6% to 7% of this total. Large retailers and some door to door companies, as well as the prestige market, such as salon and department stores, participate in the alpha hydroxy market. During the last several years, several large pharmaceutical companies with high product profiles within the dermatology market have purchased or solidified distribution agreements with alpha hydroxy skin care lines. In addition, physicians dispense a significant number of private label in-office peel and take-home products.

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

     In addition, several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in facial aesthetic applications anticipated to be addressed by the Company's products. Some of these companies and institutions are developing human-based collagen products which, when and if commercially introduced, would have certain competitive advantages over the Company's bovine collagen-based products, including increased biocompatibility. Some of these companies and institutions may have substantially greater capital resources, research and development staffs and facilities, experience in conducting clinical trials and obtaining regulatory approvals, and manufacturing and marketing products than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any products that have been or may be developed by the Company or that would render the Company's technology and products obsolete or noncompetitive, or that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products. There can be no assurance that such potential competition will not have an adverse effect on the future business or financial condition of the Company. See
"Business -- Competition." Some of these companies and institutions may have substantially greater capital resources, research and development staffs and facilities, and experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products similar to those of the Company. These companies and institutions may represent significant long-term competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or may be developed by the Company or that would render the Company's technology and products obsolete or non-competitive or that the Company will be able to compete effectively against such competitors based on its abilities to manufacture, market and sell its products. There can be no assurance that such potential competition will not have an adverse effect on the future business, financial condition or results of operations of the Company.

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

     UNDEVELOPED AND UNCERTAIN MARKETS. Certain of the Company's products are intended for use in new markets the size of which are difficult to independently verify. In particular, the potential market for the Company's Contigen implant product is difficult to estimate because Contigen implant represents a relatively new method of treatment, and the Company believes that most sufferers of stress urinary incontinence do not seek medical treatment. Bard markets Contigen implant primarily to urologists, who may not be the only physicians treating this disorder. Should the markets for such products be more limited than the Company or its marketing partners currently estimate, or should the Company, its distributors and/or its marketing partners fail to penetrate such markets to the extent anticipated, the Company may experience lower than anticipated revenues and a resulting adverse effect on its business, financial condition and results of operations.

     DEPENDENCE ON MARKETING PARTNERS AND THIRD PARTY DISTRIBUTORS; EFFECT OF INVENTORY FLUCTUATIONS. The Company has entered into exclusive arrangements with Bard for the marketing and distribution of Contigen implant. As a result, the Company's revenues and earnings for these products depend almost entirely upon the continuing efforts of these marketing partners. The Company's business, financial condition and results of operations could be adversely affected in the event that either or both of these parties do not effectively market the Company's products, accurately anticipate customer demand or effectively manage industry-wide pricing and cost-containment pressures in health care. The Company's revenues and earnings have in the past fluctuated and are expected to continue to fluctuate based upon the levels of orders placed by these parties, which are in turn affected by the levels of sales by these distributors and the levels of their inventories. At June 30, 1995, Bard had a significant inventory of Contigen implant and, as a result, took minimal shipments of such product during fiscal 1996. While shipments to Bard resumed during the fourth quarter of fiscal 1997, there can be no assurances that such shipments will continue. The failure to continue shipments of Contigen implant to Bard during fiscal 1999 could have a material adverse effect on the Company's results of operations.

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

     While the Company's other primary products have been approved for sale in the United States, Hylaform gel has not been approved for domestic commercial sale.

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

     The process of obtaining FDA and other required regulatory approvals and clearances is lengthy and will require the expenditure of substantial capital and resources. There can be no assurances that the Company or its suppliers will be able to obtain the necessary approvals for Hylaform gel. Moreover, if and when such approval or clearance is obtained, the marketing, distribution and manufacture of such products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failures to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, premarket clearance or premarket approval, withdrawal of approvals and criminal prosecution. Many of the Company's products are marketed internationally and are therefore subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country and are becoming more restrictive throughout the EU. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and resources. In particular, the Company's SoftForm implant is not approved for marketing in any international market. There can be no assurance that the Company will be successful in obtaining such approval for SoftForm implant or for the Company's other products. In addition, there can be no assurance that the Company's Refinity skin solutions line will not become subject to FDA regulations or other foreign regulatory requirements. Any delay or failure by the Company or its suppliers to obtain regulatory approvals for its products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The continuing trend of more stringent FDA oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, particularly with respect to Hylaform gel, could adversely affect the Company's financial condition and results of operations, as could product recalls. In addition, there can be no assurance that the FDA will give approval to the Company to market its current products for broader or different applications, or that it will grant approval with respect to separate product applications which represent extensions of the Company's basic technology, or that existing approvals or market clearances will not be withdrawn. Further, changes in governmental reimbursement systems, pursuant to which hospitals and physicians are reimbursed for medical procedures at a fixed rate according to diagnosis-related groups or other reimbursements, could have an economic impact on the purchase and use of medical devices. In particular, a material decrease in current reimbursement levels for Contigen implant and its application in the treatment of intrinsic sphincter deficiency ("ISD") could have a material adverse effect on the Company's business, financial condition and results of operations.

     The collagen used in the Company's products is derived from cow hides. Bovine Spongiform Encephalopathy ("BSE" or "mad cow disease") is a disease, initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. While the disease has been reported in European countries, the Company is not aware of any reports of BSE in United States cattle to date. There can be no assurance that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect the Company's ability to manufacture, market or sell its bovine collagen-based products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISK OF INVESTMENTS IN AFFILIATES. The Company has made equity and debt investments in affiliated companies that are involved in the development of complementary or related technologies or products, and the Company may make additional investments in such companies from time to time in the future. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. As a result, the Company has recorded and expects to continue to record a share of the losses in such affiliates attributable to the Company's ownership, which losses which may have an adverse effect on the Company's results of operations. Furthermore, there can be no assurance that any investments in affiliates will result in any return nor can there be any assurance as to the timing of any such return, or that the Company will not lose its entire investment.

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

     The Company faces an inherent business risk of exposure to product liability claims alleging that the use of the Company's technology or products has resulted in adverse effects, particularly with respect to claims regarding Trilucent(TM) breast implant ("Trilucent implant"), which is sold in a medical field (breast augmentation, reconstruction and replacement) in which there have been sizable product liability claims. Such risks will exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability claims and attendant negative publicity. Furthermore, there can be no assurance that present insurance coverage will be adequate or that adequate insurance coverage will remain available at acceptable costs, if at all, or that a product liability claim or recall would not adversely affect the future business or financial condition of the Company. A successful claim brought against the Company for which coverage is denied or in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, adverse product liability actions could negatively affect the Company's ability to obtain and maintain regulatory approval for its products.

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

     IMPACT OF CURRENCY FLUCTUATIONS; IMPORTANCE OF FOREIGN SALES. Approximately 38% (excluding sales from discontinued operations of LipoMatrix) of the Company's revenues in fiscal 1998 from continuing operations were derived from its international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because international sales of the Company's products typically are denominated in local currencies, the Company's results of operations have been and are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States dollar. There can be no assurance that the Company will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on the Company's operating results. The Company's operations and financial results also may be significantly affected by other international factors, including the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in managing international operations. The Company plans to continue to evaluate hedging options in fiscal 1999 in order to minimize the effect of unfavorable currency fluctuations on the Company's operating results. However, there can be no assurance that hedging options will favorably affect the Company's results of operations.

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

     LIMITED DIVERSITY OF FACILITIES. All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, the Company's manufacturing capacity for collagen-based products is located in one primary facility, with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity affecting its manufacturing facilities.

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

     NEGATIVE PUBLICITY. The Company had been, and may in the future, be the subject of negative publicity, which can arise from various sources, ranging from the news media on cosmetic procedures in general to legislative and regulatory investigations specific to the Company concerning, among other things, the safety and efficacy of its products. There can be no assurance that such investigations or negative publicity from such investigation or from the news media will not result in a material adverse effect on the Company's future financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increased number of product liability claims.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes to interest rates, foreign currency exchange rates and equity investment prices. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Description of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

     The Company monitors the risks associated with interest rates, foreign currency exchange rates and equity investment price changes, and its derivative and financial instrument positions.

INVESTMENT PORTFOLIO

     The Company does not use derivative financial instruments in its debt investment portfolio. The Company places its debt investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not expect any material loss with respect to its debt investment portfolio.

     There are inherent risks which may only be partially offset by the Company's hedging programs should there be unfavorable movements in equity investment prices, specifically Boston Scientific Corporation.

     The estimated exposures discussed below are intended to measure the maximum amount the Company could lose from adverse market movements in interest rates, foreign currency exchange rates and equity investment prices over a given period of time. Loss is defined in the value at risk estimation as fair market value loss.

     The Company's interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments.

     The table below provides information about the Company's debt investment portfolio. For debt securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates. The Company's investment policy requires that all investments mature in 400 days or less.

                                                           MATURITIES
                                    ---------------------------------------------------------   FAIR VALUE
                                    FY 1999   FY 2000   FY 2001   FY 2002   FY 2003    TOTAL    AT 6/30/98
                                    -------   -------   -------   -------   -------   -------   ----------
                                                         (U.S. DOLLARS IN THOUSANDS)
DEBT INVESTMENTS
Cash Equivalents..................  $ 6,791      --       --        --        --      $ 6,791    $ 6,791
  Weighted Average Interest
     Rate.........................      5.6%                                              5.6%
Short Term Investments............  $ 8,011      --       --        --        --      $ 8,011    $ 8,011
  Weighted Average Interest
     Rate.........................      7.5%                                              7.5%
Total Debt Investments............  $14,802      --       --        --        --      $14,802    $14,802
  Weighted Average Interest
     Rate.........................     6.63%                                             6.63%

     As part of its strategic alliance efforts, the Company invests in equity instruments of biotechnology companies that are subject to fluctuations from market value changes in stock prices. In order to manage the risk of market fluctuations in this stock, the Company entered into certain costless collar instruments ("collars"), to hedge a portion (725,000 shares at June 30, 1998) of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a form of equity collar instrument consisting of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. The Company purchased the collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock will be at least partially offset by an associated increase in the value of the collars.

                                                           FAIR VALUE
                                                           AT 6/30/98
                                                          -------------
                                                          (U.S. DOLLARS
                                                          IN THOUSANDS)
EQUITY INVESTMENTS
Boston Scientific.......................................     $73,979
  Ownership %...........................................        0.53%
Innovasive Devices......................................     $ 7,916
  Ownership %...........................................           9%
Medarex.................................................     $ 1,920
  Ownership %...........................................           1%
Cosmederm...............................................     $ 1,000
  Ownership %...........................................           8%
Pharming................................................     $ 7,010
  Ownership %...........................................           6%
Cosmetic Therapeutic....................................     $   364
  Ownership %...........................................          29%
                                                             -------
Total Portfolio.........................................     $92,189
                                                             =======

     To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 1998, 725,000 shares, out of 1,032,860 held by Collagen, were hedged using these collars. The call options are collateralized by shares of Boston Scientific common stock held by the Company. At June 30, 1998 the notional amount of the put and call options were $46 million and $70.7 million, respectively. The fair value of the equity collars at June 30, 1998 was $96,000.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     Approximately 38% (excluding sales discontinued operations of LipoMatrix) of the Company's revenues from continuing operations in fiscal 1998 were derived from its international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because international sales of the Company's products typically are denominated in local currencies, the Company's results of operations have been and are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States dollar. There can be no assurance that the Company will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on the Company's operating results.

     The Company is exposed to changes in exchange rates in Europe, Pacific Rim countries, Canada, South America and the Middle East. The Company's exposure to foreign exchange rates primarily exists with the Japanese Yen, German Mark, Italian Lira, French Franc and the British Pound. When the U.S. dollar strengthens against the currencies in these countries, the U.S. dollar value of non-U.S. dollar based revenue decreases; when the U.S. dollar weakens, the U.S. dollar value of the non-U.S. dollar-based revenue increases.

     The impact of foreign exchange rates from fiscal 1997 to fiscal 1998 resulted in a decrease in revenue of approximately $2.3 million and a decrease in operating expenses of approximately $2.6 million, resulting in a net increase in operating income of approximately $300,000 on an equivalent local currency basis. The impact of foreign exchange rates from fiscal 1996 to fiscal 1997 resulted in a decrease in revenue of approximately $1.1 million and a decrease in operating expenses of approximately $1.7 million, resulting in a net increase in operating income of approximately $600,000 on an equivalent local currency basis.

     Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At June 30, 1998, 1997 and 1996, no foreign currency transaction exposures were hedged.

Unhedged net foreign assets were $6.5 million, $7.6 million and $14.5 million at June 30, 1998, 1997 and 1996, respectively. The Company plans to investigate hedging options in fiscal 1999 in order to minimize the effect of unfavorable currency fluctuations on the Company's operating results. However, there can be no assurance that hedging options will favorably affect the Company's results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Consolidated Balance Sheets at June 30, 1998 and 1997.....   37
  Consolidated Statements of Operations for the fiscal years
     ended June 30, 1998, 1997 and 1996.....................   38
  Consolidated Statements of Stockholders' Equity for the
     fiscal years ended June 30, 1998, 1997 and 1996........   39
  Consolidated Statements of Cash Flows for the fiscal years
     ended June 30, 1998, 1997 and 1996.....................   40
  Notes to Consolidated Financial Statements................   41
  Report of Ernst & Young LLP, Independent Auditors.........   59
  Supplementary Quarterly Consolidated Financial Data
     (Unaudited)............................................   60
Financial Statement Schedule:
For the years ended June 30, 1998, 1997 and 1996:
  Schedule II -- Valuation and Qualifying Accounts..........   61

     Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                 1998              1997
                                                              ----------        ----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.................................   $  7,916          $ 18,381
  Short-term investments....................................      8,011             5,117
  Accounts receivable, less allowance for doubtful accounts
     ($505 in 1998 and $418 in 1997)........................     13,764            10,722
  Inventories, net..........................................     12,101            10,173
  Inventories of discontinued operations, net...............        417             4,121
  Other current assets, net.................................     11,016             9,226
                                                               --------          --------
          Total current assets..............................     53,225            57,740
Property and equipment, net.................................     14,448            13,945
Property and equipment of discontinued operations, net......         --             1,315
Intangible assets, net......................................      6,861             8,687
Purchased intangibles and goodwill of discontinued
  operations, net...........................................         --             6,078
Investment in Boston Scientific Corporation.................     73,979            83,874
Investment in Innovasive Devices, Inc.......................      7,027             5,670
Investment in Pharming, B.V.................................      7,010             4,510
Loans to officers and employees, net........................        259               172
Other investments and assets, net...........................      3,530             2,649
                                                               --------          --------
                                                               $166,339          $184,640
                                                               ========          ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,561          $  2,363
  Accrued compensation......................................      4,749             3,886
  Accrued liabilities.......................................     14,020             8,735
  Income taxes payable......................................     10,606             9,376
  Liabilities of discontinued operations, net...............        781             1,020
                                                               --------          --------
          Total current liabilities.........................     33,717            25,380
Long-term liabilities:
  Deferred income taxes.....................................     30,589            35,449
  Other long-term liabilities...............................      1,393             3,677
                                                               --------          --------
          Total long-term liabilities.......................     31,982            39,126
Commitments and contingencies
Minority interest...........................................         --                49
Stockholders' equity:
  Preferred stock, $.01 par value, authorized: 5,000,000
     shares; none issued or outstanding.....................         --                --
  Common shares, $.01 par value, authorized: 28,950,000
     shares, issued: 10,937,830 shares (10,756,935 shares in
     1997), outstanding: 8,864,930 shares (8,809,035 shares
     in 1997)...............................................        109               108
  Additional paid-in capital................................     69,619            67,204
  Retained earnings.........................................     32,128            47,999
  Cumulative translation adjustment.........................     (2,030)           (1,529)
  Unrealized gain on available-for-sale investments.........     43,833            47,069
  Treasury stock, 2,072,900 shares in 1998 (1,947,900 shares
     in 1997)...............................................    (43,019)          (40,766)
                                                               --------          --------
          Total stockholders' equity........................    100,640           120,085
                                                               --------          --------
                                                               $166,339          $184,640
                                                               ========          ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED JUNE 30,
                                                              ----------------------------------------
                                                                 1998           1997          1996
                                                              -----------    ----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Product sales.............................................   $ 82,772       $68,335       $ 66,285
  Other.....................................................         --            --          2,000
                                                               --------       -------       --------
                                                                 82,772        68,335         68,285
Costs and expenses:
  Cost of sales.............................................     23,958        17,223         15,793
  Selling, general and administrative.......................     42,535        38,792         33,728
  Research and development..................................     22,715        14,087          9,175
  Restructuring expense.....................................      1,541            --             --
  Purchased in-process research and development.............     10,587            --          3,000
                                                               --------       -------       --------
                                                                101,336        70,102         61,696
                                                               --------       -------       --------
Income (loss) from operations...............................    (18,564)       (1,767)         6,589
Other income (expense):
  Net gain on investments, principally Boston Scientific
     Corporation (Target Therapeutics, Inc. in 1996)........     19,096         9,063         82,093
  Net gain on investment in Prograft Medical, Inc...........         --        15,395             --
  Equity in earnings of Boston Scientific Corporation
     (Target Therapeutics, Inc. in 1996)....................         --            --          1,430
  Equity in losses of other affiliates......................       (151)         (970)        (1,823)
  Interest income...........................................        988         1,110          1,145
  Interest expense..........................................        (56)         (473)          (297)
                                                               --------       -------       --------
Income before income taxes, minority interest and
  discontinued operations...................................      1,313        22,358         89,137
Provision for income taxes..................................      3,207         8,325         38,902
Minority interest...........................................        (16)         (765)          (182)
                                                               --------       -------       --------
Income (loss) from continuing operations....................     (1,878)       14,798         50,417
Discontinued operations:
  Loss from operations......................................     (5,279)       (9,145)       (24,682)
  Benefit for income taxes..................................      1,630         1,718            917
                                                               --------       -------       --------
     Loss from discontinued operations, net of taxes........     (3,649)       (7,427)       (23,765)
  Provision for disposal....................................    (11,045)           --             --
  Benefit for income taxes..................................      2,489            --             --
                                                               --------       -------       --------
     Provision for disposal, net of taxes...................     (8,556)           --             --
                                                               --------       -------       --------
     Total loss from discontinued operations, net of
       taxes................................................    (12,205)       (7,427)       (23,765)
                                                               --------       -------       --------
Net income (loss)...........................................   $(14,083)      $ 7,371       $ 26,652
                                                               ========       =======       ========
Net income (loss) per share -- Basic:
  Continuing operations.....................................   $  (0.21)      $  1.68       $   5.66
  Discontinued operations...................................      (1.37)        (0.84)         (2.67)
                                                               --------       -------       --------
     Net income (loss) per share -- Basic...................   $  (1.58)      $  0.84       $   2.99
                                                               ========       =======       ========
Net income (loss) per share -- Diluted:
  Continuing operations.....................................   $  (0.21)      $  1.66       $   5.56
  Discontinued operations...................................      (1.37)        (0.83)         (2.62)
                                                               --------       -------       --------
     Net income (loss) per share -- Diluted.................   $  (1.58)      $  0.83       $   2.94
                                                               ========       =======       ========
Shares used in calculating per share information -- Basic...      8,913         8,804          8,915
                                                               ========       =======       ========
Shares used in calculating per share
  information -- Diluted....................................      8,913         8,930          9,075
                                                               ========       =======       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            UNREALIZED
                                                                              GAIN ON                 TOTAL
                                      ADDITIONAL              CUMULATIVE    AVAILABLE-                STOCK-
                             COMMON    PAID-IN     RETAINED   TRANSLATION    FOR-SALE     TREASURY   HOLDERS'
                             STOCK     CAPITAL     EARNINGS   ADJUSTMENT    INVESTMENTS    STOCK      EQUITY
                             ------   ----------   --------   -----------   -----------   --------   --------
BALANCE AT JUNE 30, 1995...   $106     $63,855     $ 17,273     $  (604)      $    --     $(32,710)  $ 47,920
Sale of common stock under
  options and employee
  stock purchase plan......     --         963           --          --            --           --        963
Tax benefit relating to
  stock options............     --          26           --          --            --           --         26
Foreign currency
  translation adjustment...     --          --           --         (45)           --           --        (45)
Dividends declared ($.175
  per share)...............     --          --       (1,547)         --            --           --     (1,547)
Treasury stock purchased...     --          --           --          --            --       (5,510)    (5,510)
Unrealized gain on
  available-for-sale
  investments..............     --          --           --          --        34,549           --     34,549
Net income.................     --          --       26,652          --            --           --     26,652
                              ----     -------     --------     -------       -------     --------   --------
BALANCE AT JUNE 30, 1996...    106      64,844       42,378        (649)       34,549      (38,220)   103,008
Sale of common stock under
  options and employee
  stock purchase plan......      2       1,871           --          --            --           --      1,873
Tax benefit relating to
  stock options............     --         489           --          --            --           --        489
Foreign currency
  translation adjustment...     --          --           --        (880)           --           --       (880)
Dividends declared ($.20
  per share)...............     --          --       (1,750)         --            --           --     (1,750)
Treasury stock purchased...     --          --           --          --            --       (2,546)    (2,546)
Unrealized gain on
  available-for-sale
  investments..............     --          --           --          --        12,520           --     12,520
Net income.................     --          --        7,371          --            --           --      7,371
                              ----     -------     --------     -------       -------     --------   --------
BALANCE AT JUNE 30, 1997...    108      67,204       47,999      (1,529)       47,069      (40,766)   120,085
Sale of common stock under
  options and employee
  stock purchase plan......      1       1,843           --          --            --           --      1,844
Tax benefit relating to
  stock options............     --         572           --          --            --           --        572
Foreign currency
  translation adjustment...     --          --           --        (501)           --           --       (501)
Dividends declared ($.20
  per share)...............     --          --       (1,788)         --            --           --     (1,788)
Treasury stock purchased...     --          --           --          --            --       (2,253)    (2,253)
Unrealized loss on
  available-for-sale
  investments..............     --          --           --          --        (3,236)          --     (3,236)
Net income (loss)..........     --          --      (14,083)         --            --           --    (14,083)
                              ----     -------     --------     -------       -------     --------   --------
BALANCE AT JUNE 30, 1998...   $109     $69,619     $ 32,128     $(2,030)      $43,833     $(43,019)  $100,640
                              ====     =======     ========     =======       =======     ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)......................................    $(14,083)   $  7,371    $ 26,652
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Purchased in-process research and development.......      10,587          --       3,000
     Purchased in-process research & development of
       discontinued operations...........................          --          --      14,800
     Depreciation and amortization.......................       4,899       4,419       4,895
     Equity in losses of affiliates......................         151         969         392
     Gain on investments, net of taxes paid of $0
       million, $10.8 million and $39.5 million in 1998,
       1997 and 1996, respectively.......................     (19,096)    (13,625)    (42,547)
     Deferred income taxes...............................      (2,979)     (1,463)     (6,659)
     Tax benefit relating to stock options...............         572         489          26
     Write-down of purchased intangibles of discontinued
       operations........................................       6,078          --          --
     Write-down of inventory and plant and equipment of
       discontinued operations...........................       5,261          --          --
     Decrease (increase) in assets:
       Accounts receivable...............................      (3,042)     (1,225)      4,044
       Inventories.......................................      (1,928)     (2,245)     (2,513)
       Other.............................................        (105)      2,820      (1,371)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other...       9,361         271        (185)
       Income taxes payable..............................       1,230       1,788       1,686
       Other long-term liabilities.......................      (2,473)      1,529      (1,181)
       Net changes in assets and liabilities of
          discontinued operations........................        (239)     (2,387)      1,251
                                                             --------    --------    --------
     Total adjustments...................................       8,277      (8,660)    (24,362)
                                                             --------    --------    --------
     Net cash provided by (used in) operating
       activities........................................      (5,806)     (1,289)      2,290
                                                             --------    --------    --------
Cash flows from investing activities:
  Net proceeds from sales of Boston Scientific Corp.
     stock, net of taxes paid............................      20,442       5,578      57,950
  Net proceeds from sale of other affiliate stock, net of
     taxes paid..........................................         704       9,771       1,447
  Proceeds from sales and maturities of short-term
     investments.........................................       9,413       6,634       4,043
  Purchases of short-term investments....................     (12,308)     (7,968)     (4,505)
  Expenditures for property and equipment................      (5,029)     (3,360)     (1,677)
  Increase in intangible and other assets................          (5)     (2,726)     (6,807)
  Equity investments and loans to affiliates.............      (3,075)     (1,928)    (14,337)
  Acquisition of discontinued operations, net of cash
     balances............................................          --          --     (21,324)
  Acquisition of interest in Cohesion Corporation, net of
     cash balances.......................................     (10,587)         --      (1,256)
                                                             --------    --------    --------
     Net cash provided by investing activities...........        (445)      6,001      13,534
                                                             --------    --------    --------
Cash flows from financing activities:
  Repurchase of common stock.............................      (2,253)     (2,546)     (5,510)
  Net proceeds from issuance of common stock.............       1,844       1,873         963
  Cash dividends paid....................................      (1,774)     (1,750)     (1,340)
  Proceeds from (repayments of) bank borrowings..........      (2,031)     (5,000)      5,000
                                                             --------    --------    --------
     Net cash used in financing activities...............      (4,214)     (7,423)       (887)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.....     (10,465)     (2,711)     14,937
Cash and cash equivalents at beginning of period.........      18,381      21,092       6,155
                                                             --------    --------    --------
Cash and cash equivalents at end of period...............    $  7,916    $ 18,381    $ 21,092
                                                             ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Collagen Aesthetics, Inc. (formerly Collagen Corporation, see Note 17, "Subsequent Events") ("Collagen" or the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries including Cohesion Technologies, Inc. ("Cohesion"). All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing and sale of medical devices. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in companies in which the Company has less than a 20% interest with either no readily determinable fair value or with transfer restrictions are carried at cost or estimated realizable value, if less, and those unrestricted investments with a readily determinable fair value are carried at market value with the unrealized gains or losses, net of tax, recorded as a component of stockholders' equity.

     On August 18, 1998, the Company spun off, in a one-for-one distribution of common stock to the Company's stockholders, Cohesion, which previous to the Spinoff was a wholly-owned subsidiary of the Company. (See Note 17, "Subsequent Events".)

     In March 1998, the Board of Directors of the Company approved certain agreements between Cohesion and the Company which (i) provided for the transfer, effective January 1, 1998, of certain assets and liabilities relating to the businesses previously conducted by the Cohesion division to Cohesion, and (ii) established contractual arrangements between the Company and Cohesion described below under "Intercompany Agreements with Cohesion Technologies, Inc." The business activities of the Cohesion division focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration.

     Under the agreements, substantially all investments in affiliates, including Boston Scientific Corporation, and Innovasive Devices, Inc. were allocated to Cohesion. Trade receivables, notes receivable, loans to officers and employees, fixed assets and employee related liabilities were allocated based on specific identification. For assets and liabilities where it was not practical to use the specific identification method, Cohesion was allocated 30% of these assets and liabilities. The 30% allocation was based on a review of the characteristics and activity of these assets and liabilities and business objectives. The officer separation agreement with the Company's former CEO, as described in Note 10, and the costs associated with the agreement have been allocated to Cohesion.

  Intercompany Agreements with Cohesion Technologies, Inc.

     The Company has entered into supply, services, research and development, benefits, tax allocation, and distribution agreements with Cohesion effective January 1, 1998. Under the Collagraft Supply Agreement, the Company will supply Cohesion's requirements of Collagraft necessary for Cohesion to fulfill its obligations under its agreement with Zimmer, Inc. at a price that is the greater of a percentage of the sales price or a defined multiplier of the Company's cost. In accordance with the Collagen Supply Agreement, the Company will supply Cohesion products, intermediates and finished materials at a price equal to a multiplier of Collagen's cost. Under the Services Agreement, which is effective through June 30, 1999, Cohesion shall provide the Company with services in the following areas: facilities, telephone, library, investor relations, research and development services (to the extent not provided for by the research and development agreement), and clinical and regulatory. The Company shall provide Cohesion with certain services in the following areas: financial and tax services, health and welfare benefits administration and administration of the 401(k) Savings Plan, administrative, legal, regulatory, quality assurance, medical affairs, and manufacturing services. In accordance with the Recombinant Technology and Development License Agreement, the Company and Cohesion will collaborate to develop recombinant human collagen and provide for cost sharing for the project until certain milestones are met. The Benefits Agreement provides for the continuation or replacement of benefits for the employees transferred to Cohesion and employees remaining with the

Company. The Tax Allocation Agreement provides that the Company will be responsible for all taxes prior to the Distribution Date and Cohesion will be responsible for all of its tax liabilities subsequent to that date. Under the Vitrogen International Distribution Agreement, Collagen International, Inc., a subsidiary of the Company, shall act as Cohesion's distributor in Germany for Vitrogen.

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

  Cash equivalents, short-term investments and other investments

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

     The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of June 30, 1998, 1997 and 1996 and for the years ended June 30, 1998, 1997 and 1996. Unrestricted available-for-sale equity securities with a readily determinable fair value in which the Company has a less than 20% interest, which includes holdings in Boston Scientific Corporation (holdings in Target Therapeutics prior to April 1997), Innovasive Devices, Inc., and Medarex, Inc., are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Restricted equity securities in which the Company has less than a 20% interest are carried at cost or estimated realizable value, if less, and are included in "other investments and assets" in the accompanying balance sheets. In fiscal 1996, the carrying value of certain investments were reduced by $4.0 million to estimated net realizable value. (See Notes 5, "Investment in Boston Scientific Corporation (Target Therapeutics, Inc.)", 6, "Investment in Innovasive Devices, Inc." and 7, "Acquisitions".) The cost of securities sold is based on the specific identification method.

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

  Equity Collar Instruments

     At June 30, 1998, the Company held approximately 1.0 million shares of Boston Scientific common stock. In order to manage the risk of market fluctuations in this stock, the Company entered into certain costless collar instruments ("collars"), to hedge a portion (725,000 shares at June 30, 1998) of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a form of equity collar instrument consisting of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. The Company purchased the collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock will be at least partially offset by an associated increase in the value of the collars.

     Realized gains and losses on the collars are recorded in other income (expense) with the related gains from the sale of stock. Unrealized gains and losses on these instruments, net of tax, are recorded as an adjustment to unrealized gains and losses on available-for-sale investments, a component of stockholder's equity, with a corresponding receivable or payable recorded. Equity collar instruments that do not qualify for hedge accounting and early termination of these instruments with the sale of the underlying stock, would be recognized in other income (expense). For early termination with the sale of the underlying stock, the intrinsic value will adjust the cost basis of the underlying security.

  Inventories

     Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

  Property and equipment

     Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

Machinery and equipment.......................  3-7 years
Leasehold improvements........................  Term of lease

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

  Purchased intangibles and goodwill

     The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over a period not exceeding seven years. The cost of identified intangibles is generally amortized on a straight-line basis over a period of seven years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. During fiscal 1998, the Company wrote-off all intangible assets and goodwill associated with the acquisition of LipoMatrix, Inc. due to impairment (See Note
8). No other impairment has been indicated. Should there be indication of an impairment in the future, the Company will confirm this by comparing the undiscounted expected future cash flows from the impaired assets to the carrying amount of the assets. If the sum of the estimated cash flows is lower, an impairment loss, measured by comparing the fair value of the assets to their carrying amounts, will be recorded if significant. The cash flow estimates that will be used in such calculations will be based on management's best estimates, using appropriate and customary assumptions and projections at the time.

  Loans to officers and employees

     Principal plus accrued interest due from current and former employees totaled approximately $1.5 million and $1.9 million at June 30, 1998 and 1997, respectively, and principal plus accrued interest due from officers totaled approximately $167,000 and $9,000 at June 30, 1998 and 1997, respectively.

     Included within the amounts due from current and former employees at June 30, 1998 and 1997 are promissory notes totaling, prior to reserves, $1.2 million and $1.6 million, respectively, due from the Company's former Chairman and Chief Executive Officer, Howard Palefsky. All such notes are subject to interest at the lower of 10% per annum or the prime rate. Two loans totaling $425,000 were forgiven on March 15, 1998 and two loans totaling $1.1 million are to be forgiven on March 15, 1999, however the outstanding note is payable immediately if Mr. Palefsky discontinues serving as a consultant to the Company prior to the loan forgiveness date. Due to uncertainties regarding collection, loans to Mr. Palefsky were fully reserved as of June 30, 1997, and the associated expenses were recognized in fiscal 1997.

  Summary of Fair Value of Financial Instruments

     The table below summarizes the carrying value and fair value of the Company's financial instruments which are all held for purposes other than trading.

                                                                           JUNE 30,
                                                            ---------------------------------------
                                                                   1998                 1997
                                                            ------------------   ------------------
                                                            CARRYING    FAIR     CARRYING    FAIR
                                                             VALUE      VALUE     VALUE      VALUE
                                                            --------   -------   --------   -------
Assets:
Cash equivalents and short-term investments (See Note
  3)......................................................  $14,802    $14,802   $19,285    $19,285
Boston Scientific stock (See Note 5)......................   73,979     73,979    83,874     83,874
Innovasive Devices stock (See Note 6).....................    7,027      7,916     5,670      9,917
Medarex stock.............................................    1,920      1,920       500        500
Pharming B.V. stock.......................................    7,010      7,010     4,510      4,510
Other non-public equity securities........................    1,364      1,364     1,083      1,083
Loans to officers and employees...........................      259        259       172        172
Equity Collar Instruments.................................       --         96        --         --

  Revenue Recognition

     Revenue from product sales is recognized at time of shipment, net of allowances for estimated future returns.

  Concentration of Credit and Other Risk

     The Company sells its facial aesthetics products primarily to physicians and pharmacies in North America, Europe and the Pacific Rim. The Company sells Contigen(R) Bard collagen implant ("Contigen implant") to C.R. Bard, Inc. ("Bard"), its marketing partner for Contigen implant, and Collagraft(R) bone graft matrix implant and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to Zimmer, Inc. ("Zimmer"), the Company's marketing partner for Collagraft bone graft products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

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

     As of June 30, 1998, the Company owned approximately 1.0 million shares of Boston Scientific common stock, valued at approximately $74.0 million (based on a market price of $71.63 per share on such date).

     All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the manufacturing capacity for collagen-based products is located in one primary facility with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity affecting its manufacturing facilities.

  Advertising costs

     The Company expenses advertising costs as incurred. Total advertising expense was $975,000, $900,000 and $1.0 million for 1998, 1997 and 1996, respectively.

  Stock based compensation

     The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

  Earnings per share

     Beginning with fiscal year 1998, basic earnings per share (EPS) and diluted EPS are computed using the methods required by Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Under SFAS 128, basic EPS is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for 1997 and 1996 (there are no reconciling items for 1998):

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                               1997         1996
                                                              -------      -------
                                                                 (IN THOUSANDS)
Basic (weighted average common shares outstanding)..........   8,804        8,915
Weighted average common stock options outstanding...........     126          160
                                                               -----        -----
Diluted weighted average shares outstanding.................   8,930        9,075
                                                               =====        =====

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

     At June 30, 1998 and June 30, 1997, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $6.5 million and $7.6 million at June 30, 1998 and June 30, 1997, respectively.

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," and Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be required to be adopted by the Company in fiscal 1999. Adoption of these statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

 2. BALANCE SHEET INFORMATION

                                                                   JUNE 30,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
Other current assets:
  Deferred taxes............................................  $ 6,925    $  5,344
  Other.....................................................    4,091       3,882
                                                              -------    --------
                                                              $11,016    $  9,226
                                                              =======    ========
Property and equipment:
  Machinery and equipment...................................  $37,286    $ 33,956
  Leasehold improvements....................................    6,404       6,109
                                                              -------    --------
                                                               43,690      40,065
  Less accumulated depreciation and amortization............  (29,242)    (26,120)
                                                              -------    --------
                                                              $14,448    $ 13,945
                                                              =======    ========
Intangible assets:
  Patents, trademarks, distribution rights and non-compete
     covenant...............................................  $ 9,387    $ 10,793
  Organization costs*.......................................    1,865       1,865
                                                              -------    --------
                                                               11,252      12,658
  Less amortization.........................................   (4,391)     (3,971)
                                                              -------    --------
                                                              $ 6,861    $  8,687
                                                              =======    ========
Accrued liabilities:
  Dividends payable.........................................  $   896    $    881
  Accruals for discontinued operations......................    2,107          --
  Accrued restructuring charges.............................    1,541          --
  Other accrued liabilities.................................    9,476       8,530
                                                              -------    --------
                                                              $14,020    $  8,735
                                                              =======    ========

---------------

* Organization costs are primarily related to the formation of Collagen International, Inc. and are fully amortized as of June 30, 1996.

 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale debt securities:

                                                                  JUNE 30,
                                                              -----------------
                                                               1998      1997
                                                              ------    -------
                                                               (IN THOUSANDS)
Amortized cost which approximates estimated fair value
Cash Equivalents:
  Money market funds........................................  $3,121    $ 2,159
  Corporate obligations.....................................   3,670     12,009
                                                              $6,791    $14,168
                                                              ======    =======
Short-term investments:
  Corporate obligations.....................................  $8,011    $ 5,117
                                                              ======    =======

     During the years ended June 30, 1998 and 1997, the Company sold available-for-sale debt securities with a fair value at the dates of sale of $9.4 million and $6.6 million, respectively. Both gross realized and unrealized gains and losses on these securities were insignificant. The Company uses amortized cost as the basis for recording gains and losses from securities transactions. Contractual maturities of the debt securities do not exceed one year at June 30, 1998.

 4. INVENTORIES

     Inventories consist of the following:

                                                                JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Raw materials............................................  $ 1,765    $   856
Work-in-process..........................................    3,948      5,122
Finished goods...........................................    6,388      4,195
                                                           -------    -------
                                                           $12,101    $10,173
                                                           =======    =======

 5. INVESTMENT IN BOSTON SCIENTIFIC CORPORATION (TARGET THERAPEUTICS, INC.)

     The Company's investment in Target Therapeutics, Inc. of Fremont, California ("Target") was accounted for under the equity method through November 1995. During December 1995, the Company's ownership interest in Target fell below 20%. Given that the Company did not have the ability to exercise significant influence, the Company began accounting for its investment in Target under the cost method beginning in December 1995.

     On January 20, 1997, Boston Scientific Corporation ("Boston Scientific") and Target jointly announced the signing of a definitive agreement to merge in a tax-free stock-for-stock transaction. On April 8, 1997, the merger was completed and, as a result, the Company received 1,365,200 shares of Boston Scientific common stock in exchange for the Company's 1,275,888 shares of Target common stock. Pursuant to the merger agreement, the Company was restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which occurred during the first quarter of fiscal 1998.

     Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On June 30, 1998, the closing price of Boston Scientific common stock was $71.63 per share. In fiscal 1998, the Company sold 332,340 shares of Boston Scientific common stock for a pre-tax gain of approximately $19.0 million and in fiscal 1997, the Company sold 330,000 shares of Target common stock for a pre-tax gain of approximately $9.2 million.

     The Company's shares of Boston Scientific common stock are classified as available-for-sale and have been recorded at fair value. The unrealized gains (estimated fair value less cost) on these available-for-sale securities have been reported as a separate component of stockholders' equity, net of tax. The following is a summary of the aggregate estimated fair value, gross unrealized gains and amortized cost of the Company's investment in Boston Scientific common stock.

                                                                JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Amortized cost...........................................  $ 4,468    $ 5,905
Gross unrealized gains...................................   69,511     77,969
                                                           -------    -------
Estimated fair value.....................................  $73,979    $83,874
                                                           =======    =======

     To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 1998, 725,000 shares were hedged using these collars. No shares were hedged at June 30, 1997. The call options are collateralized by shares of Boston Scientific common stock held by the Company. At June 30, 1998, the notional amount of the put and call options were $46.0 million and $70.7 million, respectively. The fair value of the equity collars at June 30, 1998 was $96,000. The fair value of the purchased puts and the written calls were determined based on quoted market prices at year-end.

 6. INVESTMENT IN INNOVASIVE DEVICES, INC.

     In October 1995, the Company's wholly-owned subsidiary Cohesion Technologies, Inc. ("Cohesion") purchased approximately 844,000 shares of common stock, currently representing approximately 9% of Innovasive Devices, Inc. ("Innovasive Devices") for $4.1 million and entered into a collaborative product development agreement (the "Development Agreement"). Innovasive Devices develops, manufactures, and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine and arthroscopy segments of the orthopedic surgery market. Cohesion and Innovasive Devices are collaborating to develop certain resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. Pursuant to the terms of the Development Agreement, Cohesion is performing development activities in accordance with a project plan and Innovasive Devices is reimbursing Cohesion for such activities in accordance with the project budget. Accordingly, over the next several years, the collaboration will require Cohesion's expertise with collagen-based biomaterials and a small percentage of Cohesion's research and development expenditures. In the event that marketable products are developed as a result of this collaboration, Cohesion will have the right to distribute such products for plastic surgery and dermatology applications and will also have rights (but no obligation) to manufacture such products.

     Prior to October 1996, Cohesion's 844,000 shares of common stock of Innovasive Devices were valued at cost or $4.1 million due to restrictions which prevented the sale of any of Cohesion's shares of common stock of Innovasive Devices. At June 30, 1998, restrictions were no longer applicable to 650,000 shares of common stock which Cohesion holds in Innovasive Devices. The Company carries the portion of its investment in Innovasive Devices, which can be sold within one year, as an available-for-sale investment at market value, or $6.1 million at June 30, 1998, reflecting an unrealized gain of $3.0 million ($6.1 million estimated fair value less $3.1 million cost), which has been included in a separate component of stockholders' equity, net of tax. The remaining 194,000 shares of common stock continue to be valued at cost of $934,000. The investment in Innovasive is included in "other investments and assets" in the accompanying balance sheets.

     During fiscal 1998 and 1997, the Company did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices' common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices' common stock at June 30, 1998, was $9.38 per share. As of July 31, 1998, Innovasive Device's closing stock price was $7.88 per share, resulting in a decrease of $975,000 in the estimated fair value of the non-restricted portion of the Company's investment in Innovasive Devices.

 7. ACQUISITIONS

  Cohesion Corporation

     The Company increased its ownership position in Cohesion Corporation of Palo Alto, California from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. Cohesion Corporation is a privately-held company developing novel biomaterials with superior performance characteristics in the area of hemostats, biosealants, and adhesion prevention barriers for surgical applications. In connection with the Company's May 1996, December 1997, and April 1998 investments and purchases of Cohesion Corporation shares, substantially all of the $3.0 million and $10.6 million purchase prices, respectively, were allocated to in-process research and development, which was expensed at the time of the purchases. The $10.5 million December 1997 purchase price includes $3.8 million of cash compensation amounts associated with the purchase of certain vested employee stock options, which amounts were expensed in accordance with the Accounting Principles Board Opinion No. 25. After consideration of the amounts allocated to in-process technology, there was no excess of purchase price over the fair value of the net assets acquired and no goodwill was recorded.

     The Company determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. At June 30, 1998, there were additional unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. Subsequent to June 30, 1998, the Cohesion Technologies Board of Directors approved a plan to buyout these remaining options, (see Note 17, "Subsequent Events").

     The unaudited pro forma results of operations of the Company for fiscal years 1998, 1997 and 1996, assuming the acquisition of Cohesion Corporation shares occurred on July 1, 1995, on the basis described above with all material intercompany transactions eliminated, are as follows:

                                                                    JUNE 30,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Revenues..............................................  $82,772     $68,335     $68,285
Income (loss) from continuing operations..............    8,709      14,798      52,543
Net income (loss).....................................   (3,496)      7,371      29,280
Net income (loss) per share -- Basic..................     0.39        0.84        3.28
Net income (loss) per share -- Diluted................     0.39        0.83        3.23

     The unaudited pro forma net income (loss) and per share amounts above do not include the charges for in-process research and development aggregating $13.6 million arising from the acquisitions of shares of Cohesion Corporation. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.

 8. DISCONTINUED OPERATIONS OF LIPOMATRIX

     On June 30, 1998, the Board of Directors of the Company approved the discontinuation of the operations of LipoMatrix, Inc. ("LipoMatrix") of Neuchatel, Switzerland, and authorized efforts to sell the wholly-owned subsidiary, thereby allowing the Company's aesthetic operations to dedicate further resources to its core business which includes products for soft tissue reconstruction and augmentation, skin care and stress urinary incontinence.

     In August 1995, the Company entered into a stock purchase agreement with certain stockholders of LipoMatrix, the developer and the manufacturer of the Trilucenta breast implant ("Trilucent implant"), to purchase approximately 50% of the outstanding securities of LipoMatrix on a fully diluted basis. The Company also entered into a stock purchase agreement with certain of LipoMatrix's management and employees to purchase the remaining 10% of the outstanding securities on a fully diluted basis. This purchase increased the Company's ownership interest in LipoMatrix from approximately 40% to 100% of the outstanding securities on a fully diluted basis. The acquisition of LipoMatrix, which was accounted for as a purchase, had an aggregate purchase price of approximately $23.7 million, consisting of payments to LipoMatrix stockholders, the balance of the Company's investment in LipoMatrix at the date of purchase, direct costs and the assumption of LipoMatrix' net liabilities of $926,000. The Company completed the closing of the aforementioned acquisition of LipoMatrix in January 1996 at which time aggregate cash payments of approximately $20.1 million were made by the Company to the selling LipoMatrix stockholders, as well as certain of LipoMatrix's current and former employees.

     The assets and liabilities assumed by the Company were recorded based on their independently appraised fair values at the date of the acquisition. Of the purchase price of $23.7 million, $14.8 million was allocated to in-process research and development, $3.8 million to intangible assets and $5.1 million to goodwill. As of June 30, 1998 all of the assets and liabilities related to discontinued operations are disclosed separately. The in-process research and development represented research and development projects where technological feasibility had not yet been established, major regulatory marketing approvals had not yet been obtained and where there were no alternative future uses or markets. The Company's discontinued operations for fiscal 1996 include 100% of LipoMatrix' results from August 22, 1995, through June 30, 1996 and 40% for July 1, through August 21, 1995.

     A provision of $8.6 million, net of an income tax benefit of $2.5 million, has been recorded for the loss on disposal of net assets of LipoMatrix including estimated future costs. The Company expects to dispose of the assets by December 31, 1998.

     Results of operations for LipoMatrix have been presented separately as discontinued operations. The following table summarizes the revenues, loss from operations and loss per share of LipoMatrix for the three fiscal years ended June 30.

                                                                    YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenues....................................................  $  3,871    $ 3,477    $  2,445
                                                              ========    =======    ========
Discontinued operations:
  Loss from operations......................................  $ (5,279)   $(9,145)   $(24,682)
  Benefit for income taxes..................................     1,630      1,718         917
                                                              --------    -------    --------
     Loss from discontinued operations net of taxes.........    (3,649)    (7,427)    (23,765)
  Provision for disposal....................................   (11,045)        --          --
  Benefit for income taxes..................................     2,489         --          --
                                                              --------    -------    --------
     Provision for disposal, net of taxes...................    (8,556)        --          --
     Total loss from discontinued operations net of taxes...  $(12,205)   $(7,427)   $(23,765)
                                                              ========    =======    ========
Net loss per share -- Basic:
  Loss from discontinued operations of LipoMatrix, Inc......  $  (0.41)   $ (0.84)   $  (2.66)
  Loss from disposal of LipoMatrix, Inc.....................     (0.96)        --          --
                                                              --------    -------    --------
     Net loss per share -- Basic............................  $  (1.37)   $ (0.84)   $  (2.66)
                                                              ========    =======    ========
Net loss per share -- Diluted:
  Loss from discontinued operations of LipoMatrix, Inc......  $  (0.41)   $ (0.83)   $  (2.62)
  Loss from disposal of LipoMatrix, Inc.....................     (0.96)        --          --
                                                              --------    -------    --------
     Net loss per share -- Diluted..........................  $  (1.37)   $ (0.83)   $  (2.62)
                                                              ========    =======    ========

 9. RESTRUCTURING EXPENSE

     In June 1998, the Company decided to restructure its domestic and international operations to reduce costs and facilitate a product refocus. The international effort includes moving the Company's European headquarters from Switzerland to the United Kingdom and terminating seven employees. The domestic effort is substantially smaller and includes the reorganization of the North American Sales force and termination of one employee. As a result of these actions the Company incurred $1.5 million in restructuring charges, consisting of approximately $735,000 for severance costs and approximately $806,000 for facility commitments and moving expenses associated with fixed assets. At June 30, 1998, no employees had been terminated and the Company had approximately $1.5 million of accrued restructuring costs, representing estimated severance costs and facility payments to be paid in fiscal 1999.

10. COMMITMENTS

  Minimum lease payments

     Future minimum lease payments under noncancelable operating leases at June 30, 1998 are as follows:

                                                 (IN THOUSANDS)
1999...........................................     $ 4,632
2000...........................................       3,552
2001...........................................       3,358
2002...........................................       3,102
2003...........................................       3,077
Thereafter.....................................       4,599
                                                    -------
          Total minimum lease payments.........     $22,320
                                                    =======

     Rental expense was $5.0 million, $4.6 million and $5.3 million in fiscal 1998, 1997 and 1996, respectively.

Minimum purchases

     In 1996, the Company entered into a ten year exclusive worldwide distribution agreement with the supplier of its SoftForm(R) ("SoftForm implant') product. Under the agreement, the Company must meet the minimum purchase requirements in the table below or the supplier has the right to revert the Company's exclusive distribution right to a non-exclusive distribution right, or terminate the agreement.

                                                 (IN THOUSANDS)
1999...........................................     $ 1,250
2000...........................................       1,438
2001...........................................       1,653
2002...........................................       1,818
2003...........................................       2,000
Thereafter.....................................       6,621
                                                    -------
          Total minimum purchases..............     $14,780
                                                    =======

     Payments made to the supplier were $2.5 million and $1.6 million in fiscal 1998 and 1997, respectively.

     In May 1998, the Company entered into an Import Services Agreement with its Distributor in Japan which requires the Company to pay $1.6 million to the Distributor upon completion of the assignment of all Product Approvals and receipt by the Company's Japanese Subsidiary of Permits corresponding thereto. The assignment date is June 30, 1999 and the assignment consideration due will be successively reduced by ten to twenty percent per month if the assignment takes place after June 30, 1999.

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

  Term Loans and Line of Credit

     Prior to the Company's acquisition of LipoMatrix, LipoMatrix established three term loans and a general credit line with a major bank, totaling $2.9 million (4.1 million Swiss Francs). As of June 30, 1997, $2,100,000 (2.9 million Swiss Francs) had been borrowed against these credit facilities. Borrowings under these credit facilities bear interest at 7% per annum, payable semi-annually in June and December. Interest subsidies totaling 5.075% are received on the term loans annually, resulting in a net interest rate due on the term loans of 1.925%. Semi-annual repayment of these credit facilities began on June 30, 1996. In October 1997, the Company repaid all outstanding amounts. Approximately one-half of these credit facilities were guaranteed by the Swiss Confederation.

  Bonus Agreement

     In February 1996, the Company entered into a cash bonus agreement with the Company's Chairman and Chief Executive Officer at that time whereby cash bonuses in the amounts of $325,000, $305,000, $285,000, $265,000 and $245,000 would be paid to him on February 13 of each of the following five years beginning in 1997, providing that he continued to serve the Company on the applicable payment date. On February 10, 1997, Mr. Palefsky resigned as Chief Executive Officer and subsequently resigned as Chairman of the Board of Directors on June 20, 1997, and as a result, the February 13, 1997 payment and future payments were not required to be paid under this bonus agreement. The bonus agreement was replaced by the officer separation agreement. Under the officer separation agreement, Mr. Palefsky will serve as a consultant to the Company for fiscal 1998 and 1999 and as a result, Mr. Palefsky received payments totaling $575,000 during fiscal 1998 and will receive payments totaling $233,000 during fiscal 1999. These payments are expensed as the services are provided.

11. LEGAL MATTERS

     In May 1997, the Company settled its lawsuit with Matrix Pharmaceuticals, Inc. ("Matrix"), which had been pending since December 1994. The lawsuit involved the Company's claims of trade secret misappropriation against Matrix and two former Collagen employees hired by Matrix in 1992, as well as cross-complaints against the Company by Matrix and the two employees for defamation and violation of state unfair competition law.

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

12. STOCKHOLDERS' EQUITY

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

     At June 30, 1998, the total number of shares of common stock reserved for issuance under the Company's current stock option plans was 1,880,155.

     Stock option activities under the stock option plans were as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE       NUMBER
                                           NUMBER      OPTION EXERCISE PRICE    PRICE PER     OF SHARES
                                          OF SHARES       RANGE PER SHARE         SHARE      EXERCISABLE
                                          ---------    ---------------------    ---------    -----------
Outstanding at June 30, 1995............  1,217,976       $ 4.69 - 28.25         $18.03         851,702
Granted.................................    431,000        17.00 - 20.50          18.09
Exercised...............................    (22,154)       16.25 - 22.88          16.26
Forfeitures or expired..................   (145,249)        6.38 - 26.50          20.10
                                          ---------       --------------         ------       ---------
Outstanding at June 30, 1996............  1,481,673         4.69 - 28.25          17.88         976,896
Granted.................................    549,250        16.75 - 20.75          18.76
Exercised...............................   (146,552)       16.56 - 22.75           9.09
Forfeitures or expired..................   (162,468)        7.25 - 28.25          20.22
                                          ---------       --------------         ------       ---------
Outstanding at June 30, 1997............  1,721,903         4.69 - 28.25          18.69       1,016,326
Granted.................................    282,115        16.63 - 21.38          17.80
Exercised...............................   (145,955)        4.69 - 20.50           9.02
Forfeitures or expired..................   (325,810)        5.50 - 28.25          19.49
                                          ---------       --------------         ------       ---------
Outstanding at June 30, 1998............  1,532,253         6.38 - 28.25          19.27       1,010,275
                                          =========       ==============         ======       =========
Available for grant at June 30, 1998....    347,902
                                          =========

  Stock Purchase Plan

     In 1985, the Company established an employee stock purchase plan (the "1985 Purchase Plan") under which 450,000 shares of the Company's common stock were reserved for issuance to employees. Subsequently, the Company increased the total authorization to 700,000 shares. Under the 1985 Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares at a price per share that is the lesser of 85 percent of the fair market value as of the beginning or close of the yearly offering period.

     For fiscal 1998, 1997 and 1996, shares issued under the 1985 Purchase Plan were 34,053, 34,769, and 34,084, respectively. The average issuance price per share was $15.52, $15.52 and $17.83 for fiscal years 1998, 1997 and 1996, respectively. At June 30, 1998, 99,087 shares remained available for future sales under this plan.

     In April 1998, the Board of Directors of the Company authorized the adoption of the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") under which 125,000 shares of the Company's common stock were reserved for issuance to employees. Under the 1998 Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares at a price per share that is the lesser of 85 percent of the fair market value as of the beginning or close of the offering period. The initial offering period under the 1998 Purchase Plan will commence in August 1998. The initial purchase date will occur on December 31, 1998.

Subsequent offering periods consist of four six-month purchase periods, with the last day of each period being designated a purchase date.

  Stock Compensation

     The Company has elected to follow Accounting Principles Board Statement No. 25 ("APB No. 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is generally recognized.

     Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123 and determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 5.75%, 6.34% and 5.82%, respectively; volatility factor of the expected market price of the Company's Common Stock of 41%, 43% and 49%, respectively; no dividend payments; and a weighted-average expected life of the option of 4.6, 4.0 and 4.5 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. The Company's pro forma information follows:

                                                         YEARS ENDED JUNE 30,
                                                --------------------------------------
                                                   1998          1997          1996
                                                -----------    ---------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income (loss)...................   $(15,703)      $5,545       $25,685
Pro forma net income (loss) per
  share -- Basic..............................   $  (1.76)      $ 0.63       $  2.88
Pro forma net income (loss) per
  share -- Diluted............................   $  (1.76)      $ 0.62       $  2.83

     Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until June 30, 1999.

     The following table summarizes information about stock options outstanding at June 30, 1998:

             OPTIONS OUTSTANDING                  WEIGHTED         OPTIONS EXERCISABLE
----------------------------------------------     AVERAGE     ----------------------------
                                   WEIGHTED       REMAINING                     WEIGHTED
    RANGE OF        NUMBER         AVERAGE       CONTRACTUAL     NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE      LIFE       EXERCISABLE   EXERCISE PRICE
----------------  -----------   --------------   -----------   -----------   --------------
 $ 6.38 - $17.00     368,978        $16.06          6.98          216,009        $15.52
  17.13 -  18.00     313,227         17.73          7.87          128,282         17.60
  18.13 -   9.75     327,956         19.38          6.73          197,780         19.32
  19.88 -  22.13     379,092         21.40          5.07          337,649         21.48
  22.63 -  28.25     143,000         25.04          5.14          130,555         25.04
----------------   ---------        ------          ----        ---------        ------
 $ 6.38 - $28.25   1,532,253         19.27          6.46        1,010,275         19.75
================   =========        ======          ====        =========        ======

     The weighted-average fair values of options granted during the years ended June 30, 1998, 1997 and 1996 were $5.87, $5.75 and $6.67 per share, respectively.

  Stock Repurchase Program

     In February 1993, the Company's Board of Directors authorized a stock repurchase program. In fiscal years 1998, 1997 and 1996, the Company repurchased 125,000, 147,900 and 300,000 shares at average acquisition prices of approximately $18, $17 and $18 per share, respectively. In June 1996, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. As of June 30, 1998, an additional 227,100 shares are authorized for repurchase. The Company plans to retain repurchased shares as treasury stock, but may use a portion of the stock in various company stock benefit plans. Subsequent to June 30, 1998, the Board of Directors approved a continuation of the stock repurchase program previously approved (see Note 17, "Subsequent Events").

  Stockholder Rights Plan

     In November 1994, the Board of Directors approved a stockholder rights plan which would entitle stockholders to purchase stock in the Company or in an acquiror of the Company at a discounted price in the event of certain hostile efforts to acquire control of the Company. The rights may only be exercised, if at all, upon the occurrence of certain events unless earlier redeemed pursuant to the plan. The rights expire on November 28, 2004.

13. INTERNATIONAL SALES AND DISTRIBUTION RIGHTS

     Export sales were $31.3 million in fiscal 1998, $31.2 million in fiscal 1997 and $30.4 million in fiscal 1996. These export sales are primarily in Europe ($19.6 million, $21.3 million and $21.4 million in fiscal years 1998, 1997 and 1996, respectively) and the Pacific Rim ($9.1 million, $7.6 million and $7.0 million in fiscal years 1998, 1997 and 1996, respectively). No other geographic region accounted for ten percent or more of total sales in any fiscal year. The Company markets its products internationally directly in Canada, nine European countries, Australia and New Zealand and via distributors in other countries. During fiscal 1996, the Company paid commissions based upon a percentage of net sales to its former European distributor, whose contract expired in December 1995.

14. MAJOR CUSTOMER AND PRODUCTS

     During fiscal years 1998, 1997 and 1996, the Company realized product sales from its marketing partner, Bard, of $17.7 million, $7.9 million and $6.2 million, respectively, which represented 20%, 11% and 9% of product sales. Bard has exclusive worldwide marketing and distribution rights for Contigen implant, a product introduced in fiscal 1994. These amounts were comprised of product sales of Contigen implant of $10.4 million, $1.2 million and $300,000 of Contigen implant as well as $7.3 million, $6.7 million and $5.9 million of income from Bard's direct sales to physicians in fiscal years 1998, 1997 and 1996, respectively. In fiscal year 1996, the Company also recorded other revenue of $2.0 million, which consisted of a milestone payment from Bard in accordance with an agreement between the Company and Bard. The final milestone payment of $2.0 million was paid to the Company on September 30, 1995. In fiscal years 1998, 1997 and 1996, 62%, 76% and 82% of product sales, respectively, were derived from Zyderm(R) and Zyplast(R) collagen implant ("Zyderm implants" and "Zyplast implant") products.

15. INCOME TAXES

     The Company uses the liability method of accounting for income taxes required by SFAS No. 109.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and June 30, 1997 are presented below:

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Unrealized gain on marketable securities..................  $30,061    $32,507
  Investments...............................................    1,888      2,507
  Intangible assets.........................................       12        378
  Foreign earnings and credits (net)........................      214         56
                                                              -------    -------
          Total deferred tax liabilities....................   32,175     35,448
                                                              -------    -------
Deferred tax assets:
  Equity in losses of affiliates............................    5,700      5,607
  Accrued liabilities relating to disposal of LipoMatrix....    2,935         --
  Non-deductible accruals...................................    3,561      2,065
  State income taxes........................................      488      1,864
  Accounts receivable.......................................      676        647
  Inventories...............................................      482        501
  Property, plant & equipment...............................      207        176
  Other.....................................................      436      1,380
  Valuation allowance.......................................   (5,974)    (5,881)
                                                              -------    -------
     Total deferred tax assets..............................    8,511      6,359
                                                              -------    -------
          Net deferred tax liabilities......................  $23,664    $29,089
                                                              =======    =======

     The valuation allowance increased by $93,000, decreased by $59,000 and increased by $2.3 million in fiscal years 1998, 1997 and 1996, respectively. Significant components of the provision for income taxes are as follows:

                                                    YEARS ENDED JUNE 30,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
  Federal.....................................  $ 1,103    $ 5,442    $36,793
  Foreign.....................................      544        553        360
  State.......................................      420      2,075      7,491
                                                -------    -------    -------
          Total current.......................    2,067      8,070     44,644
                                                -------    -------    -------
Deferred:
  Federal.....................................   (2,328)      (971)    (5,971)
  State.......................................     (651)      (492)      (688)
                                                -------    -------    -------
          Total deferred......................   (2,979)    (1,463)    (6,659)
                                                -------    -------    -------
                                                $  (912)   $ 6,607    $37,985
                                                =======    =======    =======

     For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                           YEARS ENDED JUNE 30,
                                                      -------------------------------
                                                        1998       1997        1996
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
Domestic operations.................................  $(12,017)   $15,498    $ 85,816
Foreign operations..................................    (2,978)    (2,284)    (21,361)
                                                      --------    -------    --------
                                                      $(14,995)   $13,214    $ 64,455
                                                      ========    =======    ========

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Income (loss) before income taxes (including
  discontinued operations and disposal)..............  $(14,995)   $13,214    $64,455
                                                       ========    =======    =======
Expected tax at 35% or 34%...........................  $ (5,243)   $ 4,625    $22,559
State income tax, net of federal benefit.............      (223)       741      4,422
In-process research and development..................     2,375         --      6,230
Non-deductible intangibles...........................     1,699         --         --
Net operating losses of subsidiaries for which no
  current benefit is realizable......................       164      1,176      2,166
Equity in losses of affiliates.......................        76       (222)     2,039
Goodwill/intangible amortization.....................       428        530        442
Other................................................      (188)      (243)       127
                                                       --------    -------    -------
                                                       $   (912)   $ 6,607    $37,985
                                                       ========    =======    =======

16. STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information:

                                                              YEARS ENDED JUNE 30,
                                                            -------------------------
                                                            1998     1997      1996
                                                            ----    ------    -------
                                                                 (IN THOUSANDS)
Cash paid during the year for:
  Interest (net of capitalized interest)..................  $ 56    $  473    $   296
  Income taxes (net of refunds)...........................   (65)    5,068     42,817
Non-cash financing activity:
  Dividends declared......................................  $896    $  881    $   883

17. SUBSEQUENT EVENTS (UNAUDITED)

  Spinoff of Cohesion Technologies, Inc.

     On August 18, 1998 (the "Distribution Date"), the Company spun off, in a one-for-one distribution of common stock to the Company's stockholders, Cohesion Technologies, Inc., which previous to the spin-off was a wholly-owned subsidiary of the Company. The transaction resulted in the distribution of 100% of the outstanding shares of Cohesion. The distribution of shares was declared tax-free for U.S. federal income tax purposes in an IRS ruling. Subsequent to the distribution, Cohesion has been traded on the NASDAQ National Market under the ticker symbol of CSON.

CANCELLATION AND REPRICING OF OUTSTANDING STOCK OPTIONS

     In August 1998, each employee (including officers and directors) and consultant of the Company or any subsidiary of the Company who, immediately prior to the distribution date for the spin-off of Cohesion held a vested stock option to purchase shares of Company common stock will, in connection with the Distribution, receive two new options in replacement of the original option, one to acquire shares of Company common stock and the other to acquire shares of Cohesion common stock. Each new option gives the holder the right to purchase a number of shares equal to the number of shares in the original option.

     Each employee (including officers and directors) and consultant of the Company or any subsidiary of the Company who, immediately prior to the distribution date for the spin-off of Cohesion held an unvested stock option to purchase shares of Company common stock will, in connection with the distribution, receive a new option in replacement of the original option to acquire the same number of shares of common stock of the entity (the Company or Cohesion) for which such optionee was employed or retained as a consultant following the distribution.

     The exercise price of each new option will be determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Company's Board and the Cohesion Board (or any committee thereof), after consultation with legal and accounting advisors. The exercise price, as adjusted in light of the above considerations, is not intended to result in any compensation expense to the Company or Cohesion. All other terms of the new options other than the exercise price will be the same as those of the original options; provided, however, the service as an employee or consultant of Cohesion, or its subsidiaries shall be equivalent to providing service as an employee or consultant of the Company. At the option of the Company's Board or Cohesion Technologies Board, out-of-the-money options may be treated differently.

     In August 1998 the stockholders of the Company approved the amendment of the Company's 1994 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 70,000 shares from 1,150,000 to 1,220,000 shares, the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 125,000 shares of Company common stock for issuance, and the adoption of the 1998 Directors' Stock Option Plan which reserved 250,000 shares of common stock for issuance. The Company's 1990 Directors' Stock Option Plan was terminated in August 1998. In addition, the Board of Directors approved a continuation of the stock repurchase program previously approved. Under this program, the Company is currently authorized to repurchase up to 500,000 shares of its common stock having an aggregate purchase price not in excess of $5,000,000.

     In September 1998, Cohesion's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, Cohesion will pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). Cohesion will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of Cohesion or Cohesion Corporation.

  Corporate Name Change

     On August 12, 1998, the stockholders of the Company approved a corporate name change from Collagen Corporation to Collagen Aesthetics, Inc. which better reflects the Company's focus on serving the facial aesthetic medical marketplace. The name change has been reflected in the accompanying financial statements.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Collagen Aesthetics, Inc.

     We have audited the accompanying consolidated balance sheets of Collagen Aesthetics, Inc. (formerly Collagen Corporation) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collagen Aesthetics, Inc. (formerly Collagen Corporation) at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                         /s/ ERNST & YOUNG LLP
Palo Alto, California
July 31, 1998

              SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
                                  (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

                                                                                QUARTERS ENDED
                                                              --------------------------------------------------
                                                              JUNE 30    MARCH 31    DECEMBER 31    SEPTEMBER 30
                                                              -------    --------    -----------    ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1998
Product sales...............................................   22,732     19,232        21,511         19,297
Cost of sales...............................................    6,388      5,567         6,516          5,487
Selling, general and administrative expenses................   12,470     10,360         9,958          9,747
Acquired in-process research & development..................       57         --        10,530             --
Research and development expenses...........................    6,637      5,866         5,177          5,035
Operating loss..............................................   (4,361)    (2,561)      (10,670)          (972)
Net gain on investments, principally Boston Scientific
  Corporation (formerly Target Therapeutics, Inc.)..........    5,358      4,964         2,843          5,932
Net gain on investments, Prograft Medical, Inc..............       --         --            --             --
Loss from discontinued operations, net of taxes.............     (828)      (733)       (1,104)          (984)
Provision for loss on disposal of discontinued operations,
  net of taxes..............................................   (8,556)        --            --             --
Net income (loss)...........................................   (9,346)     1,670        (8,417)         2,010
Net income (loss) per share -- Basic:
  Continuing operations.....................................  $  0.00    $  0.27      $  (0.82)       $  0.34
  Discontinued operations...................................    (1.04)     (0.08)        (0.13)         (0.11)
                                                              -------    -------      --------        -------
                                                              $ (1.04)   $  0.19      $   0.95        $  0.23
Net income (loss) per share -- Diluted:
  Continuing operations.....................................  $  0.00    $  0.26      $  (0.82)       $  0.34
  Discontinued operations...................................    (1.04)     (0.08)        (0.13)         (0.11)
                                                              -------    -------      --------        -------
                                                              $ (1.04)   $  0.18      $   0.95        $  0.23
Share price*:
  High......................................................    22.00     22.125        20.875         19.875
  Low.......................................................    17.75      16.75         18.00         16.625
FISCAL 1997
Product sales...............................................  $18,240    $15,780      $ 18,351        $15,964
Cost of sales...............................................    4,267      3,778         4,890          4,288
Selling, general and administrative expenses................   10,572     12,106         9,027          7,087
Research and development expenses...........................    4,331      3,602         3,199          2,955
Operating loss..............................................     (930)    (3,706)        1,235          1,634
Net gain on investments, principally Boston Scientific
  Corporation (formerly Target Therapeutics, Inc.)..........       --         --         3,038          6,184
Net gain on investments, Prograft Medical, Inc..............    9,063         --            --             --
Loss from discontinued operations, net of taxes.............   (1,529)    (1,425)       (2,033)        (2,440)
Provision for loss on disposal of discontinued operations,
  net of taxes..............................................       --         --            --             --
Net income (loss)...........................................    7,614     (3,561)        1,011          2,307
Net income (loss) per share -- Basic:
  Continuing operations.....................................  $  1.04    $ (0.25)     $   0.35        $  0.53
  Discontinued operations...................................    (0.17)     (0.16)        (0.23)         (0.27)
                                                              -------    -------      --------        -------
                                                              $  0.87    $ (0.41)     $   0.12        $  0.26
Net income (loss) per share -- Diluted:
  Continuing operations.....................................  $  1.03    $ (0.25)     $   0.34        $  0.52
  Discontinued operations...................................    (0.17)     (0.16)        (0.23)         (0.27)
                                                              -------    -------      --------        -------
                                                              $  0.86    $ (0.41)     $   0.11        $  0.25
Share price*:
  High......................................................  $ 19.75    $ 26.00      $  21.50        $ 20.25
  Low.......................................................    13.75      18.25         18.00          16.50

---------------
* Share price not adjusted for August 1998 Cohesion Spinoff.

    THE COMMON STOCK OF THE COMPANY IS TRADED OVER-THE-COUNTER ON THE NASDAQ STOCK MARKET UNDER THE SYMBOL CGEN. THE COMPANY DECLARED A CASH DIVIDEND OF $.10 PER SHARE ON ITS COMMON STOCK PAYABLE TO STOCKHOLDERS OF RECORD ON JUNE 30, 1998, IN ADDITION TO A $.10 PER SHARE DIVIDEND DECLARED AND PAID EARLIER IN FISCAL 1998. IN FISCAL 1997, THE COMPANY DECLARED A CASH DIVIDEND OF $.10 PER SHARE ON ITS COMMON STOCK PAYABLE TO STOCKHOLDERS OF RECORD ON JUNE 30, 1997, IN ADDITION TO A $.10 PER SHARE DIVIDEND DECLARED AND PAID EARLIER IN FISCAL 1997. WHILE THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE NEAR FUTURE, THE BOARD OF DIRECTORS WILL RE-EVALUATE THE DIVIDEND POLICY ON A SEMI-ANNUAL BASIS. SEE CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.

                                                                     SCHEDULE II

                           COLLAGEN AESTHETICS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                             ADDITIONS
                                              BALANCE AT     CHARGED TO
                                             BEGINNING OF    COSTS AND                       BALANCE AT
                DESCRIPTION                     PERIOD        EXPENSES     DEDUCTIONS(1)    END OF PERIOD
                -----------                  ------------    ----------    -------------    -------------
                                                                    (IN THOUSANDS)
1996
  Allowance for doubtful accounts..........      $383           $ 33            $41             $375
1997
  Allowance for doubtful accounts..........      $375           $ 71            $28             $418
1998
  Allowance for doubtful accounts..........      $418           $169            $82             $505

---------------
(1) Write-off of uncollectible accounts

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders filed on or about September 28, 1998 (the "Proxy Statement"). See "Business -- Executive Officers" in Item I of this Annual Report on Form 10-K for information concerning the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Compensation of Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        1. FINANCIAL STATEMENTS AND SCHEDULES

           Financial Statements and Financial Statement Schedule II -- See Index to Consolidated Financial Statements at Item 8 of this report

     Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

          2. EXHIBITS

     EXHIBIT
      NUMBER        NOTES                            DESCRIPTION
  --------------    -----                            -----------
      2.1**          (22)    Separation and Distribution Agreement by and between
                             Collagen Corporation and Cohesion Technologies, Inc. dated
                             January 1, 1998
      3.1             (8)    Certificate of Incorporation of Collagen Subsidiary, Inc.
      3.2                    Certificate of Merger of Collagen Corporation, a California
                             corporation, into Collagen Subsidiary, Inc., a Delaware
                             corporation
      3.3            (12)    By-Laws of Collagen Corporation, as amended
      3.4            (17)    By-Laws of Collagen Corporation, as amended on August 9,
                             1996, effective October 30, 1996
      3.5             (9)    Preferred Shares Rights Agreement between the Registrant and the Bank of New York dated November 29, 1994
     10.24            (1)    Collaborative Research and Distribution Agreement with
                             Zimmer, Inc. dated as of June 26, 1985

     EXHIBIT
      NUMBER        NOTES                            DESCRIPTION
  --------------    -----                            -----------
     10.27            (1)    Distribution Agreement between Registrant and Lederle
                             (Japan), Ltd. dated as of June 26, 1985
     10.34            (2)    Agreement for Sale and Leaseback of Manufacturing Facility
                             between Registrant and Heleasco Seven, Inc.
     10.36            (3)    Amended and Restated Development and Distribution Agreement
                             with C.R. Bard, Inc., dated as of August 4, 1989
     10.38            (4)    Agreement for Sale and Leaseback of Manufacturing Facility
                             between Registrant and Heleasco Seven, Inc. dated September
                             25, 1989
     10.39            (4)    Agreement for Sale and Leaseback of Manufacturing Facility
                             between Registrant and Heleasco Seven, Inc. dated December
                             29, 1989
     10.40            (4)    Amended and Restated Promissory Note of Dale A.
                             Stringfellow, dated September 7, 1990
     10.41            (4)    Amended and Restated Promissory Note Secured by Deed of
                             Trust by Dale A. Stringfellow, dated September 7, 1990
     10.42*           (4)    1984 Incentive Stock Option Plan, as amended
     10.43*                  1985 Employee Stock Purchase Plan, as amended
     10.44*          (12)    1990 Directors' Stock Option Plan, as amended
     10.46            (5)    Agreement between Registrant and Essex Chemie, A.G. dated
                             November 19, 1990
     10.56            (6)    Lease Agreement dated June 1, 1992 by and between Registrant and Harbor Investment Partners
     10.58            (6)    License and Option Agreement dated June 30, 1992 between
                             Registrant and Research Development Foundation
     10.60            (7)    Amendments dated February 16, 1993 and February 18, 1993
                             respectively, to the Product Development and Distribution
                             Agreement dated January 18, 1985 by and between Registrant and Zimmer, Inc., originally filed as Exhibit 10.24 to
                             Registrant's Form 10K for the fiscal year ended June 30,
                             1985
     10.61*           (7)    Letter Agreement, dated April 26, 1991 and May 21, 1993 by and between Collagen Corporation and A. Neville Pelletier
     10.62*          (16)    1994 Stock Option Plan, as amended
     10.63            (8)    Renewed Lease for 2500 Faber Place, Palo Alto, California
                             dated December 1, 1992 between Registrant and Leonard Ely,
                             Shirley Ely, Carl Carlsen and Mary L. Carlsen
     10.65*           (8)    Promissory Note of Howard D. Palefsky dated August 3, 1994
     10.66            (8)    Revised Form of Agreement Regarding Proprietary Information
                             and Inventions between Registrant and all employees or
                             consultants
     10.67            (9)    Credit Agreement, dated November 15, 1994, by and between
                             the Bank of New York and the Registrant, as amended January
                             24, 1995
     10.67(a)        (12)    Second Amendment, Third Amendment and Fourth Amendment dated
                             June 30, 1995, September 30, 1995, and December 26, 1995,
                             respectively, to Credit Agreement dated November 15, 1994 by and between the Bank of New York and the Registrant

     EXHIBIT
      NUMBER        NOTES                            DESCRIPTION
  --------------    -----                            -----------
     10.67(b)        (13)    Fifth Amendment, dated March 29, 1996, to Credit Agreement dated November 15, 1994 by and between the Bank of New York and the Registrant
     10.67(c)        (15)    Sixth Amendment, dated June 28, 1996, to Credit Agreement
                             dated November 15, 1994 by and between the Bank of New York and the Registrant
     10.67(d)        (16)    Seventh Amendment, dated September 30, 1996, to Credit
                             Agreement dated November 15, 1994 by and between the Bank of
                             New York and the Registrant
     10.67(e)        (17)    Eighth Amendment, dated December 31, 1996, to Credit
                             Agreement dated November 15, 1994 by and between the Bank of
                             New York and the Registrant
     10.68            (9)    Letter Agreement, dated October 7, 1994, by and between C.R.
                             Bard. Inc. and the Registrant, amending the Amended and
                             Restated Development and Distribution Agreement dated August
                             4, 1989 between the Parties originally filed as Exhibit
                             10.36 to the Registrant's Form 10K for the fiscal year ended
                             June 30, 1989
     10.70*          (11)    Letter of Acceptance of Employment by and between Gary
                             Petersmeyer and the Registrant, dated December 19, 1994
     10.71**         (11)    License, Supply and Option Agreement, dated March 24, 1995 by and between LipoMatrix, Incorporated and Registrant
     10.72**         (11)    Distributor Agreement dated March 24, 1995 by and between
                             LipoMatrix, Incorporated and the Registrant
     10.73**         (11)    Coordination Agreement dated March 24, 1995, by and between
                             LipoMatrix Incorporated and the Registrant's wholly-owned
                             subsidiary, Collagen International Incorporated
     10.74*          (11)    Promissory Note of Howard D. Palefsky dated June 5, 1995
     10.75**         (11)    Letter Agreement, dated July 10, 1995 by and between C.R.
                             Bard, Inc. and the Registrant , amending the Amended and
                             Restated Development and Distribution Agreement dated August
                             4, 1989 between the Parties originally filed as Exhibit
                             10.36 to the Registrant's Form 10K for the fiscal year ended
                             June 30, 1989
     10.76           (10)    Stock Purchase Agreement dated August 22, 1995 between the
                             Registrant and certain stockholders of LipoMatrix,
                             Incorporated
     10.77*          (12)    Promissory Note between Howard D. Palefsky and the
                             Registrant dated December 11, 1995
     10.78*          (14)    Bonus Agreement between Howard D. Palefsky and the
                             Registrant dated February 20, 1996
     10.79*          (14)    Promissory Note between Howard D. Palefsky and the
                             Registrant dated February 20, 1996
     10.80*          (13)    Amended and Restated Secured Loan Agreement between Ross R.
                             Erickson and the Registrant dated December 31, 1995
     10.81*          (15)    Letter of Acceptance of Employment by Pierre Comte and the
                             Registrant dated March 21, 1995
     10.82           (15)    Loan Agreement between the Registrant and Cohesion
                             Corporation dated May 24, 1996

     EXHIBIT
      NUMBER        NOTES                            DESCRIPTION
  --------------    -----                            -----------
     10.83**         (15)    Worldwide Medical Product Distribution Agreement between
                             Registrant and Tissue Technologies, Inc. dated June 4, 1996
     10.84**         (15)    Distribution Agreement between Registrant and Biomatrix,
                             Inc. dated June 17, 1996
     10.85*          (16)    Repaid Promissory Note from Reid W. Dennis to the
                             Registrant, dated July 22, 1996
     10.86*          (17)    License, Supply and International Distribution Agreement
                             between Registrant and Cosmederm Technologies, Inc., dated
                             September 6, 1996
     10.88*          (18)    Agreement between Howard D. Palefsky and the Registrant
                             dated March 15, 1997
     10.89*          (18)    Employment Agreement between Gary Petersmeyer and the
                             Registrant dated February 7, 1997
     10.90*          (18)    Form of Management Continuity Agreement between certain
                             officers of the Company and the Registrant dated February 7,
                             1997
     10.91*          (19)    Employment Contract between Registrant and Jean-Pierre
                             Capdevielle dated January 9, 1997
     10.92**         (19)    Distribution Agreement between Registrant and Lederle
                             (Japan), LTD. dated June 30, 1997
     10.93**         (20)    License Agreement between Registrant and Tristrata
                             Technology, Inc. dated September 1, 1997
     10.94**         (21)    Manufacturing Agreement between Registrant and Laboratoire
                             Perouse Implant dated December 16, 1997
     10.95**         (22)    Chemical Peel Manufacturing and Sales License Amendment with
                             Cosmederm Technologies, Inc., dated February 27, 1998
     10.97**         (22)    Collagen Supply Agreement by and between Collagen
                             Corporation and Cohesion Technologies, Inc. dated January 1,
                             1998
     10.98**         (22)    Recombinant Technology Development and License Agreement by
                             and between Collagen Corporation and Cohesion Technologies,
                             Inc. dated January 1, 1998
     10.99           (22)    Tax Allocation and Indemnity Agreement by and between
                             Collagen Corporation and Cohesion Technologies, Inc. dated
                             January 1, 1998
     10.100          (22)    Services Agreement by and between Collagen Corporation and
                             Cohesion Technologies, Inc. dated January 1, 1998
     10.101          (22)    Benefits Agreement by and between Collagen Corporation and
                             Cohesion Technologies, Inc. dated January 1, 1998
     10.102          (22)    Vitrogen International Distribution Agreement by and between
                             Collagen Corporation and Cohesion Technologies, Inc. dated
                             January 1, 1998
     10.103          (22)    Assignment and License Agreement by and between Collagen
                             Corporation and Cohesion Technologies, Inc. dated January 1,
                             1998
     10.104**        (22)    Collagraft Supply Agreement by and between Collagen
                             Corporation and Cohesion Technologies, Inc. dated January 1,
                             1998
     10.105**                Import Services Agreement by and among Collagen Corporation
                             (Collagen KK) and Lederle (Japan), Ltd. Dated May 18, 1998
     21.1                    List of Subsidiaries

     EXHIBIT
      NUMBER        NOTES                            DESCRIPTION
  --------------    -----                            -----------
     23.1                    Consent of Ernst & Young LLP, Independent Auditors
     24.1                    Power of Attorney (see page 42)
     27.1                    Financial Data Schedule (EDGAR version only)

---------------
 * Constitutes a management contract or compensatory contract, plan or arrangement.

** Confidential treatment is requested for a portion of this document.

Notes to Exhibits:

 (1) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985.

 (2) Incorporated by reference to the same exhibits filed with the Registrant's Current Report on Form 8-K dated March 31, 1989.

 (3) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

 (4) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

 (5) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

 (6) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

 (7) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

 (8) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994

 (9) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

(10) Incorporated by reference to exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated September 6, 1995.

(11) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995

(12) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995

(13) Incorporated by reference to exhibit 10.76 originally filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995

(14) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996

(15) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996

(16) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996

(17) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996

(18) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997

(19) Incorporated by reference to the same exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997

(20) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

(21) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997

(22) Incorporated by reference to the same exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998

     b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLLAGEN AESTHETICS, INC.

                                                /s/ GARY S. PETERSMEYER
                                          --------------------------------------
                                                   Gary S. Petersmeyer
                                           President, Chief Executive Officer,
                                                       and Director
                                              (Principal Executive Officer)

Dated: September 22, 1998

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

                SIGNATURE                                   TITLE                         DATE
                ---------                                   -----                         ----

/s/ GARY S. PETERSMEYER                       President, Chief Executive           September 22, 1998
------------------------------------------    Officer, and Director (Principal
Gary S. Petersmeyer                           Executive Officer)

/s/ NORMAN L. HALLEEN                         Vice President and Chief             September 22, 1998
------------------------------------------    Financial Officer (Principal
Norman L. Halleen                             Financial and Accounting Officer)

/s/ ANNE L. BAKAR                             Director                             September 22, 1998
------------------------------------------
Anne L. Bakar

/s/ FULTON COLLINS                            Director                             September 22, 1998
------------------------------------------
Fulton Collins

/s/ WILLIAM G. DAVIS                          Director                             September 22, 1998
------------------------------------------
William G. Davis

/s/ GERALD LAZARUS, M.D.                      Director                             September 22, 1998
------------------------------------------
Gerald Lazarus, M.D.

                           COLLAGEN AESTHETICS, INC.

            FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1998

                               INDEX TO EXHIBITS

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
 NUMBER                              EXHIBIT                                 PAGE
-------                              -------                             ------------
10.105**   Import Services Agreement by and among Collagen Corporation
           (Collagen KK) and Lederle (Japan), Ltd. dated May 18, 1998
21.1       List of Subsidiaries
23.1       Consent of Ernst & Young LLP, Independent Auditors
24.1       Power of Attorney (see page 42)
27.1       Financial Data Schedule (EDGAR version only)

---------------
** Confidential treatment is requested for a portion of this document.