Form 10-Q
period 1998-09-30
COLLAGEN AESTHETICS INC
filed 1998-11-16
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarter period ended September 30, 1998

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

As of October 31, 1998, Registrant had outstanding 8,706,588 shares of common stock, exclusive of 2,263,900 shares held by the Registrant as treasury stock.

                            COLLAGEN AESTHETICS, INC.

                                      INDEX



PART I.        Financial Information                                           Page No.
------------------------------------                                           --------
Condensed Consolidated Balance Sheets -
September 30, 1998 and June 30, 1998                                                3

Condensed Consolidated Statements of Income -
Three months ended September 30, 1998 and 1997                                      4

Condensed Consolidated Statements of Cash Flows -
Three months ended September 30, 1998 and 1997                                      5

Notes to Condensed Consolidated Financial Statements                              6-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                              9-18


PART II.       Other Information


Other Information                                                                  19


Signatures                                                                         20

                            COLLAGEN AESTHETICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                          September 30,        June 30,
                                                                              1998               1998*
                                                                            ---------          ---------
ASSETS
   Current assets:
     Cash and cash equivalents                                              $   9,094          $   7,916
     Short-term investments                                                     5,359              8,011
     Accounts receivable, net                                                  12,799             13,764
     Inventories, net                                                          11,421             12,101
     Inventories of discontinued operations, net                                  321                417
     Other current assets, net                                                 10,872             11,016
                                                                            ---------          ---------
           Total current assets                                                49,866             53,225

   Property and equipment, net                                                 12,737             14,448
   Intangible assets and goodwill, net                                          5,941              6,861
   Investment in Boston Scientific Corporation                                     --             73,979
   Other investments and assets, net                                            4,030             17,826
                                                                            ---------          ---------
                                                                            $  72,574          $ 166,339
                                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $   4,396          $   3,561
     Accrued compensation                                                       2,258              4,749
     Accrued liabilities and other                                              9,119             14,020
     Income taxes payable                                                      11,863             10,606
     Liabilities of discontinued operations, net                                  880                781
                                                                            ---------          ---------
           Total current liabilities                                           28,516             33,717

   Long-term liabilities:
     Deferred income taxes                                                         --             30,589
     Other long-term liabilities                                                1,333              1,393
                                                                            ---------          ---------
           Total long-term liabilities                                          1,333             31,982

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock, $.01 par value, authorized: 5,000,000 shares;
        none issued and outstanding                                                --                 --
     Common stock, $.01 par value, authorized: 28,950,000 shares, issued: 10,970,488 shares at September 30, 1998 (10,937,830 shares at June 30,  1998), outstanding: 8,747,588 shares at
        September 30, 1998 (8,864,930 shares at June 30, 1998)                    110                109

     Additional paid-in capital                                                55,205             69,619
     Retained earnings                                                         34,087             32,128
     Other accumulated comprehensive income:
         Cumulative translation adjustment                                     (1,822)            (2,030)
         Unrealized gain on available-for-sale investments                         --             43,833
     Treasury stock, 2,222,900 shares at September 30, 1998
        (2,072,900 shares at June 30, 1998)                                   (44,855)           (43,019)
                                                                            ---------          ---------
           Total stockholders' equity                                          42,725            100,640
                                                                            ---------          ---------
                                                                            $  72,574          $ 166,339
                                                                            =========          =========

*Amounts derived from audited financial statements at the date indicated.

                            COLLAGEN AESTHETICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                    Three Months Ended
                                                      September 30,
                                                  ---------------------
                                                    1998         1997
                                                  --------     --------
Revenues:
   Product sales                                  $ 18,417     $ 19,297

Costs and expenses:
   Cost of sales                                     4,986        5,487
   Selling, general and administrative              10,164        9,747
   Research and development                          3,321        5,035
                                                  --------     --------
         Total operating costs and expenses         18,471       20,269
                                                  --------     --------

Loss from operations                                   (54)        (972)

Other income (expense):
   Net gain on investments, principally
     Boston Scientific Corporation                   3,406        5,932

   Equity in losses of affiliates, net                 (35)         (73)
   Interest income                                     184          301
   Interest expense                                    (49)         (25)
                                                  --------     --------

Income before income taxes and minority
   interest                                          3,452        5,163


Provision for income taxes                           1,493        2,197
Minority interest                                        1          (28)
                                                  --------     --------

Income from continuing operations                    1,958        2,994

Discontinued operations:
     Loss from operations                               --       (1,423)
     Benefit for income taxes                           --          439
                                                  --------     --------
                                                        --         (984)

Net income                                        $  1,958     $  2,010
                                                  ========     ========

Net income (loss) per share - Basic
     Continuing operations                        $   0.22     $   0.34
     Discontinued operations                            --        (0.11)
                                                  --------     --------
           Net income (loss) per share - Basic    $   0.22     $   0.23
                                                  ========     ========

Net income (loss) per share - Diluted
     Continuing operations                        $   0.22     $   0.34
     Discontinued operations                            --        (0.11)
                                                  --------     --------
           Net income (loss) per share -
             Diluted                              $   0.22     $   0.23
                                                  ========     ========

Shares used in calculating net income (loss)
  per share-Basic                                    8,819        8,819
                                                  ========     ========
Shares used in calculating net income (loss)
  per share-Diluted                                  8,824        8,901
                                                  ========     ========

                            COLLAGEN AESTHETICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
--------------------------------------------------------------------------------------------
                                                                       1998           1997
                                                                     --------       --------
Cash flows from operating activities:
   Net income                                                        $  1,958       $  2,010
   Adjustments to reconcile net income to net cash
     provided by (used in)
   Operating activities:
     Depreciation and amortization                                      1,266          1,245
     Equity in losses of affiliates                                        35             73
     Gain on investments, net of taxes paid of $1.5 million
       and $0 in fiscal years 1999 and 1998, respectively              (1,942)        (5,932)
     Net changes in assets and liabilities of discontinued
       operations                                                          --           (391)
     Other adjustments related to changes in assets and
       liabilities                                                       (487)        (1,466)
                                                                     --------       --------
    Net cash provided by (used in) operating activities                   830         (4,461)
                                                                     --------       --------

Cash flows from investing activities:
   Net proceeds from sales of Boston Scientific Corp. stock,
     net of taxes paid                                                  2,065          6,216

   Net proceeds from sale of other affiliate stock, net of
     taxes paid                                                            --            704

   Proceeds from sales and maturities of short-term investments         4,459          2,650
   Purchases of short-term investments                                 (2,823)        (5,324)
   Expenditures for property and equipment                             (1,294)        (1,374)
   Increase in intangible and other assets                               (264)            --
   Equity investments and loans to affiliates                              --             44
                                                                     --------       --------
    Net cash provided by investing activities                           2,143          2,916
                                                                     --------       --------

Cash flows from financing activities:
   Repurchase of common stock                                          (1,836)            --
   Net proceeds from issuance of common stock                             391             94
   Cash dividends paid                                                   (896)          (881)
   Cohesion Technologies, Inc. Spinoff                                    546             --
                                                                     --------       --------
    Net cash used in financing activities                              (1,795)          (787)
                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                    1,178         (2,332)
Cash and cash equivalents at beginning of period                        7,916         18,381
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  9,094       $ 16,049
                                                                     ========       ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            COLLAGEN AESTHETICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of Collagen Aesthetics, Inc. (formerly Collagen Corporation) ("Collagen" or the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing, and sale of medical devices. Investments in unconsolidated subsidiaries, and other investments in which the Company has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in companies in which the Company has less than a 20% interest with either no readily determinable fair value or with transfer restrictions are carried at cost or estimated realizable value, if less, and those unrestricted investments with a readily determinable fair value are carried at market value with the unrealized gains or losses, net of tax, recorded as a component of stockholders' equity.

    The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of income for the three months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the three months ended September 30, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1998 has been derived from the audited consolidated financial statements at that date.

    On August 12, 1998, the stockholders of the Company approved a corporate name change from Collagen Corporation to Collagen Aesthetics, Inc. which better reflects the Company's focus on serving the facial aesthetic marketplace. The name change has been reflected in the accompanying financial statements.

    On August 18, 1998, the Company spun off, in a one-for-one distribution (the "Distribution") of common stock to the Company's stockholders (the "Spinoff"), Cohesion Technologies, Inc. ("Cohesion"), which previous to the Spinoff was a wholly-owned subsidiary of the Company. The transaction resulted in the distribution of 100% of the outstanding shares of Cohesion. The distribution of shares was declared tax-free for U.S. federal income tax purposes in an IRS ruling. Subsequent to the distribution, Cohesion has been traded on the NASDAQ National Market under the ticker symbol of CSON.

    Net sales for the current quarter reflect a reduction of $1.2 million in sales to end customers related to the repurchase of product inventory per the terms of an agreement with Lederle, the Company's former distributor in Japan. A remaining $1.1 million of product sales reduction is expected to be incurred in the second quarter of fiscal 1999 to complete the repurchase of remaining inventory held by Lederle.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

    New Accounting Standards

    As of July 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

    During the first quarter of fiscal years 1999 and 1998, total comprehensive income amounted to losses of $41.7 million and $2.9 million. The components of comprehensive income, net of related tax, for the three-month periods ended September 30, 1998 and 1997 are as follows (in thousands):

    ----------------------------------------------------------------------------

                                                       Three Months Ended
                                                          September 30,
                                                       --------------------
                                                         1998            1997
                                                       ------           ------
    Net income                                         $  1,958         $  2,010
    Unrealized gains (losses) on securities             (43,833)          (4,639)
    Foreign currency translation adjustments                208             (285)
                                                       --------         --------
    Comprehensive income                               $(41,667)        $ (2,914)
                                                       ========         ========

    ----------------------------------------------------------------------------


    The movement in unrealized gains (losses) on securities in fiscal 1999 relates to the Spinoff of Cohesion as Cohesion retained the Company's investments in Boston Scientific Corporation ("Boston Scientific") and Innovasive Devices Inc. ("Innovasive Devices").

2.  Inventories

    Inventories consist of the following (in thousands):

    ----------------------------------------------------------------------------

                                               September 30,         June 30,
                                                   1998                1998
                                                  -------            -------
    Raw materials                                 $ 1,620            $ 1,765
    Work-in-process                                 2,567              3,948
    Finished goods                                  7,234              6,388
                                                  -------            -------
                                                  $11,421            $12,101
                                                  =======            =======

    ----------------------------------------------------------------------------

3.  Stockholders' Equity

    In August 1998, the stockholders of the Company approved the amendment of the Company's 1994 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 70,000 shares from 1,150,000 to 1,220,000 shares. The stockholders also approved the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 125,000 shares of Company common stock for issuance thereunder, the adoption of the 1998 Directors' Stock Option Plan and the reservation of 250,000 shares of common stock for issuance thereunder. The Company's 1990 Directors' Stock Option Plan was terminated in August 1998. In addition, the Board of Directors approved a continuation of the stock repurchase program previously approved. Under this program, the Company is currently authorized to repurchase up to 500,000 shares of its common stock having an aggregate purchase price not in excess of $5,000,000. Four hundred thousand shares remain to be purchased as of September 30, 1998.


4.  Income Taxes

    The provision for income taxes for the three months ended September 30, 1998, and 1997 was computed by applying the estimated annual income tax rate to income before taxes. The estimated annual effective income tax rate considers non-deductible items such as goodwill amortization and excludes losses from certain foreign subsidiaries.

5.  Subsequent Events-Sale of LipoMatrix, Inc.

    On November 9, 1998 the Company announced the sale of its LipoMatrix, Inc. ("LipoMatrix") subsidiary, manufacturer of the Trilucent(R) breast implant ("Trilucent Implant"), to Sierra Medical Technologies of Carson City, Nevada.

    Consideration to the Company includes a cash payment and a royalty on future worldwide breast implant sales. Sierra Medical Technologies was also granted an option to purchase the U.S. Trilucent implant patent portfolio and marketing rights for additional cash considerations. The Company has accounted for LipoMatrix as a discontinued operation in fiscal 1998 and this transaction is expected to have no material impact on the Company's fiscal 1999 business, operating results or financial condition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. These risks include among others, the timing of product introductions, receipt of regulatory approvals, clinical efficacy of and market demand for products, product development cycles, results of clinical studies, development and rate growth of new markets, potential unfavorable publicity regarding Collagen Aesthetics, Inc. (the "Company") or their products, among other matters discussed in this report. Actual results are subject to risks and uncertainties and actual events and results may differ significantly from the discussion of such matters in the forward-looking statements. Such differences may be based upon factors within the Company's control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside of the Company's control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory and tax authorities, as well as those factors under the heading "Factors That May Affect Future Results of Operations" set forth below and those in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


The Company

The Company designs, develops, manufactures and markets on a worldwide basis biomedical devices for the treatment of defective, diseased, traumatized or aging human tissues. The Company's core products are used principally in facial aesthetic applications and the treatment of stress urinary incontinence. The Company markets its facial aesthetic products directly and through a network of international distributors and its stress urinary incontinence product through a marketing partner.



Spinoff and Name Change

On August 18, 1998, the Company spun off, in a one-for-one distribution (the "Distribution") of common stock to the Company's stockholders (the "Spinoff"), Cohesion Technologies, Inc. ("Cohesion"), which prior to the Spinoff was a wholly-owned subsidiary of the Company. The transaction resulted in the distribution of 100% of the outstanding shares of Cohesion. The distribution of shares was declared tax-free for U.S. federal income tax purposes in an IRS ruling. Subsequent to the distribution, Cohesion has been traded on the NASDAQ National Market under the ticker symbol of CSON. On August 12, 1998, the stockholders of the Company approved a corporate name change from Collagen Corporation to Collagen Aesthetics, Inc. which better reflects the Company's focus on serving the facial aesthetic medical marketplace. The name change has been reflected in the accompanying financial statements.

For the first quarter of fiscal 1999 the Company included Cohesion's operating results through August 18, 1998 (approximately six weeks) compared to the inclusion of three months of Cohesion's operating results in fiscal 1998.

Cancellation and Repricing of Outstanding Stock Options

In August 1998, each employee (including officers and directors) and consultant of the Company or any subsidiary of the Company who, immediately prior to the Distribution date held a vested stock option to purchase shares of Company common stock, received two new options, in connection with the Distribution, in replacement of the original option, one to acquire shares of Company common stock and the other to acquire shares of Cohesion common stock. Each new option gives the holder the right to purchase a number of shares equal to the number of shares in the original option.

Each employee (including officers and directors) and consultant of the Company or any subsidiary of the Company who, immediately prior to the Distribution date held an unvested stock option to purchase shares of Company common stock, received a new option, in replacement of the original option, to acquire the same number of shares of common stock of the entity (the Company or Cohesion) for which such optionee was employed or retained as a consultant following the Distribution.

The exercise price of each new option was determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Company's Board and the Cohesion Board (or any committee thereof), after consultation with legal and accounting advisors. The exercise price, as adjusted in light of the above considerations, did not result in any compensation expense to the Company or Cohesion. All other terms of the new options other than the exercise price are substantially the same as those of the original options; provided, however, the service as an employee or consultant of Cohesion, or its subsidiaries shall be equivalent to providing service as an employee or consultant of the Company.

In August 1998, the stockholders of the Company approved the amendment of the Company's 1994 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 70,000 shares from 1,150,000 to 1,220,000 shares. The stockholders also approved the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 125,000 shares of Company common stock for issuance thereunder, the adoption of the 1998 Directors' Stock Option Plan and the reservation of 250,000 shares of common stock for issuance thereunder. The Company's 1990 Directors' Stock Option Plan was terminated in August 1998. In addition, the Board of Directors approved a continuation of the stock repurchase program previously approved. Under this program, the Company is currently authorized to repurchase up to 500,000 shares of its common stock having an aggregate purchase price not in excess of $5,000,000. Four hundred thousand shares remain to be purchased as of September 30, 1998.


Sale of LipoMatrix, Inc.

On November 9, 1998 the Company announced the sale of its LipoMatrix, Inc. ("LipoMatrix") subsidiary, manufacturer of the Trilucent(R) breast implant ("Trilucent Implant"), to Sierra Medical Technologies of Carson City, Nevada.

Consideration to the Company includes a cash payment and a royalty on future worldwide breast implant sales. Sierra Medical Technologies was also granted an option to purchase the U.S. Trilucent implant patent portfolio and marketing rights for additional cash considerations.


Results of Operations

The following table shows for the periods indicated the percentage relationship to product sales of certain items in the Condensed Consolidated Statements of Income.


    ----------------------------------------------------------------------------

                                                          PERCENT OF PRODUCT
                                                                 SALES
                                                           Three Months Ended
                                                              September 30,
                                                            1998        1997

    Product sales                                           100%        100%

    Costs and expenses:

         Cost of sales                                       27%         28%
         Selling, general and administrative                 55%         51%
         Research and development                            18%         26%

    ----------------------------------------------------------------------------


Product sales. Product sales of $18.4 million in the three months ended September 30, 1998, decreased approximately $880,000 or 5% compared to product sales of $19.3 million for the same prior year period. The decrease in sales for the three months ended September 30, 1998, compared with the same period in the prior year, primarily was due to lower international sales of injectable collagen products, resulting from a $1.2 million reduction in sales to end customers by the Company related to the repurchase of inventory from the Company's former Japanese distributor, the inclusion of approximately six weeks of Cohesion product sales in fiscal 1999 compared to a full quarter in the prior year period and lower Contigen(R) Bard Collagen implant ("Contigen implant") product sales, partially offset by higher SoftForm(R) facial implant ("SoftForm implant") sales.

Worldwide sales of facial aesthetic products for the three months ended September 30, 1998 were $14.2 million, compared to $14.3 million for the same period in the prior year. The decrease in worldwide sales for the current year primarily was due to the reduction in sales by the Company related to the repurchase of inventory from the Company's former Japanese distributor, partially offset by increased sales of SoftForm implant in the United States and by international subsidiaries, increased sales of Hylaform(R) viscoelastic gel ("Hylaform gel"), and strong collagen injectable sales in the United States.

A remaining $1.1 million of product sales reduction is expected to be incurred in the second quarter of fiscal 1999 to complete the repurchase of remaining inventory held by Lederle. The Company anticipates dollar growth in worldwide product sales of facial aesthetic products during fiscal 1999.

During the three months ended September 30, 1998, pursuant to the Company's sales agreement with C.R. Bard ("Bard"), the Company recorded revenue of $2.2 million from Bard based on Bard's direct sales of Contigen implant to physician customers, compared to revenue of $1.7 million in the same period in the prior year. In addition, the Company recorded $1.8 million of revenue from shipments of Contigen implant to Bard in the three months ended September 30, 1998 and $2.7 million for the same period in the prior year. The Company expects that revenues from Contigen implant sales in fiscal 1999 will be similar to sales in fiscal 1998.

A number of uncertainties exist surrounding the marketing and distribution of Contigen implant. The Company's primary means of distribution for this product is through a third party firm, Bard. The Company's business and financial results could be adversely affected in the event that this party is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

Sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to Cohesion's marketing partner, Zimmer, Inc. ("Zimmer"), were $45,000 for the quarter ended September 30, 1998, compared to $542,000 for the same prior year period. The decrease in sales resulted from recording six weeks of sales for the quarter ended September 30, 1998, compared to three months in the prior year period.

Cost of sales. Cost of sales as a percentage of product sales was 27% for the three months ended September 30, 1998, compared with 28% for the same prior year period. The lower cost of sales as a percentage of product sales in the three months ended September 30, 1998, primarily was due to recording approximately six weeks of cost of sales for Cohesion products, which have lower margins, compared to a full quarter of cost of sales for Cohesion products in the same prior year period. The Company anticipates that cost of sales as a percentage of sales may increase slightly as a result of introducing additional product line extensions, having higher costs per unit, partially offset by lower manufacturing costs per unit for collagen-based injectable products and the Spinoff.

SG&A. Selling, general, and administrative ("SG&A") expenses were $10.2 million for the three months ended September 30, 1998, an increase of 4% over $9.7 million for the same prior year period. SG&A expenses as a percentage of product sales was 55% for the three months ended September 30, 1998, compared to 51% for the same prior year period. The increase in SG&A expenses in the three months ended September 30, 1998, primarily resulted from expenses related to the Spinoff of Cohesion, marketing costs related to SoftForm implant and the pre-launch of Refinity Medical Skin Solutions ("Refinity skin solution products"), partially offset by lower SG&A expenses included for Cohesion as a result of recording approximately six weeks of Cohesion SG&A expenses compared to a full quarter in the same prior year period. The Company expects SG&A expenses in fiscal 1999 as a percentage of product sales to be at levels lower than those of fiscal 1998.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, was $3.3 million (18% of product sales) for the three months ended September 30, 1998, a decrease of 34% over $5.0 million (26% of product sales), for the same prior year period. The decrease in R&D spending in the three months ended September 30, 1998, primarily was attributable to the inclusion of approximately six weeks of Cohesion R&D expenses, compared to three months in fiscal 1998, partially offset by an increase in recombinant program expenses. The Company expects R&D spending in fiscal 1999 to be at levels lower than fiscal 1998 as a result of the Spinoff.

Loss from operations. Loss from operations was $54,000 for the three months ended September 30, 1998, compared with a loss from operations of $972,000 for the same prior year period. The loss in the three months ended September 30, 1998, primarily was due to increased SG&A expenses, partially offset by recording approximately six weeks of Cohesion R&D expense for the quarter ended September 30, 1998, compared to a full quarter for the same prior year period.

Compared with foreign exchange rates for the same prior year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net $26,000 on an equivalent local currency basis, resulting from an increase of approximately $28,000 in operating expenses, partially offset by a decrease of approximately $54,000 in revenue. Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At September 30, 1998 and June 30, 1998, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $6.4 million and $6.5 million at September 30, 1998 and June 30, 1998, respectively.

Net gain on investments, principally Boston Scientific Corporation. In the three months ended September 30, 1998, the Company recorded a pre-tax gain on investments of $3.4 million primarily resulting from the sale of approximately 50,000 shares of Boston Scientific Corporation ("Boston Scientific") common stock compared to $5.9 million primarily resulting from the sale of approximately 87,340 shares of Boston Scientific common stock in the three months ended September 30, 1997. Cohesion retained the Company's investment in Boston Scientific common stock subsequent to the Spinoff.

Equity in losses of affiliates, net. Equity in losses of affiliate companies was approximately $35,000 for the three months ended September 30, 1998, compared to equity in losses of approximately $73,000 for the same prior year period.

Interest income. Interest income was $184,000 for the three months ended September 30, 1998, compared to $301,000 for the same period in the prior year. The decrease in the three months ended September 30, 1998, primarily was due to lower average monthly cash balances of cash, cash equivalents and short-term investments, partially offset by a higher average interest rate.

Provision for income taxes. The provision for income taxes was approximately 43% for the three months ended September 30, 1998, as well as for the corresponding period in 1997 excluding the tax effect of the loss from discontinued operations of LipoMatrix.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's cash and cash equivalents were $9.1 million compared to $7.9 million at June 30, 1998. Net cash provided by operating activities was approximately $0.8 million in the three months ended September 30, 1998, compared to approximately $4.4 million of net cash used in operating activities for the same prior year period.

The $0.8 million of net cash provided by operating activities in the three months ended September 30, 1998, primarily was attributable to: a $3.3 million net income after adjusting for gain on investments (net of taxes paid), depreciation and amortization expense, equity in losses of affiliates, and a $0.6 million increase in accounts receivable resulting from the resumption of Contigen implant shipments to Bard, partially offset by a $1.9 million increase in other assets and a $1.2 million decrease in accounts payable and other accrued expenses.

The $0.3 million of net cash provided by investing and financing activities in the three months ended September 30, 1998, primarily was due to proceeds of $4.4 million received from the sale of short-term investments, proceeds of $2.1 million (net of taxes paid) from the sale of 50,000 shares of Common Stock of Boston Scientific by the Company, proceeds of $0.5 million resulting from the Spinoff of Cohesion Technologies, Inc., proceeds of $0.4 million from the issuance of 32,658 shares of the Company's Common Stock, partially offset by payments of $2.8 million to purchase short-term investments, a payment of approximately $1.8 million to repurchase 150,000 shares of the Company's Common Stock, capital expenditures of approximately $1.3 million, a payment of cash dividends of approximately $0.9 million to the Company's stockholders in July 1998, and an increase in intangible and other assets of $0.3 million.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $6.2 million in fiscal 1999. as of September 30, 1998, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $1.6 million. In August 1998, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's Common Stock in the open market, of which the Company has repurchased 100,000 shares as of September 30, 1998. Approximately 400,000 shares remain to be repurchased according to the Board of Director's authorization at September 30, 1998. In June 1998, the Board of Directors declared a dividend of ten cents per share for stockholders of record as of June 30, 1998. This dividend totaled approximately $1.8 million and was paid to stockholders on July 15, 1998. The Company does not anticipate paying dividends after the Spinoff.

The Company's principal sources of liquidity include cash generated from operations and its cash, cash equivalents, and short-term investments.

Factors That May Affect Future Results of Operations

A large portion of the Company's revenues in recent years has come from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, including numerous regulatory agencies.

Sales of the Company's collagen-based injectable products, Zyderm(R) and Zyplast(R) collagen implants ("Zyderm implants" and "Zyplast implants"), SoftForm implant as well as Contigen implant, accounted for approximately 92% of consolidated product sales for the quarter ended September 30, 1998. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, the introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products and, as a result, also adversely affect the Company's business, financial condition and results of operations.

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

Year 2000. The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems even though the other systems are themselves "Year 2000 compliant".

The Company has reviewed the Year 2000 issue as it may affect the Company's business activity. The Company is implementing a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities, which will be codified as circumstances change. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Renovation, Validation and Implementation. A heightened emphasis on completion will continue through the second quarter.

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

Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Renovation has begun on mission-critical systems and is targeted for completion by June 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation will start in the second quarter of fiscal 1999 and continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a live environment. The Company is in the early stages of the Implementation phase.

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

Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will total approximately $600,000. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. The Company has incurred approximately $300,000 through September 30, 1998 on this project, which does not include the costs to redeploy existing staff. The Company does not believe that the redeployment of existing staff will have a material adverse effect on it business, results of operations or financial position. Incremental expense related to the Year 2000 project are not expected to materially impact operating results in any one period.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

                           PART II. OTHER INFORMATION
                            COLLAGEN AESTHETICS, INC.


Item 1.  Legal Proceedings

         None

Item 2.    Changes in Securities and Use of Proceeds

         None

Item 3.    Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

On August 12, 1998, a Special Meeting of Shareholders Collagen Corporation was held in Palo Alto, California.

The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows:

     (1) The spinoff of Cohesion into a separate company, including the following principal elements: (a) the distribution, on a one-for-one basis, of all the outstanding shares of Cohesion common stock to the Company's stockholders; (b) the ratification of the Cohesion 1998 Stock Option Plan; (c) the ratification of the Cohesion 1988 Employee Stock Purchase Plan; and (d) the ratification of the Cohesion 1998 Directors' Stock Option Plan (6,399,018 votes in favor, 172,040 votes opposed, 16,882 abstaining, 1,632,799 votes withheld);

     (2) The amendment of the Company's Certificate of Incorporation to change the name of the Company from Collagen Corporation to Collagen Aesthetics, Inc. (8,043,249 votes in favor, 159,057 votes opposed, 18,433 abstaining, 0 votes withheld);

     (3) The amendment of the Company's 1994 Stock Option Plan to increase the number of shares of Company common stock for issuance thereunder by 70,000 shares from 1,150,000 to 1,220,000 shares (3,928,319 votes in favor, 2,622,221 votes opposed, 37,400 abstaining, 1,632,799 votes withheld);

     (4) The adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 125,000 shares of Company common stock for issuance thereunder (6,406,371 votes in favor, 140,895 votes opposed, 40,674 abstaining, 1,632,799 votes withheld); and

     (5) The adoption of the Company's 1998 Directors' Stock Option Plan and the reservation of 250,000 shares of Company common stock for issuance thereunder (4,301,096 votes in favor, 2,195,891 votes opposed, 90,953 abstaining, 1,632,799 votes withheld).

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.    Exhibits


        Exhibit 27                    Financial Data Schedule

         B.   Reports on Form 8-K

        The Company filed the following report on Form 8-K/A during the fiscal quarter Ended September 30, 1998, relating to the Company's Spinoff of Cohesion Technologies, Inc.

        Form 8-K/A
        Report Date:  August 18, 1998
        Filing Date:  November 2, 1998
        Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits
        Item 7a - Pro Forma Financial Statements

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      COLLAGEN AESTHETICS, INC.





Date:  November 16, 1998              /s/ Gary S. Petersmeyer
       -----------------              -----------------------
                                      Gary S. Petersmeyer
                                      President and Chief Executive Officer

                            COLLAGEN AESTHETICS, INC.
                                INDEX TO EXHIBITS




Exhibit Number                              Description
--------------                              -----------
Exhibit 27                            Financial Data Schedule