Form 10-Q/A
period 1996-12-31
COLLAGEN AESTHETICS INC
filed 1998-12-28
CIK 21686

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



                         Commission File Number: 0-10640


                              COLLAGEN CORPORATION

             (Exact name of registrant as specified in its charter)


        Delaware                                  94-2300486
        --------                                  ----------
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

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended December 31, 1996 to refile Exhibit 10.86 pursuant to a grant of confidential treatment with respect to such Exhibit.

                           PART II. OTHER INFORMATION
                              COLLAGEN CORPORATION



Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits


        Exhibit 10.86* License, Supply and International Distribution Agreement between Registrant and Cosmederm Technologies, Inc. dated September 6, 1996








*Confidential treatment has been granted for portions of this Exhibit.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COLLAGEN AESTHETICS, INC.
                                        (FORMERLY COLLAGEN CORPORATION)





Date:  December 23, 1998                /s/ Gary S. Petersmeyer
       -----------------                -------------------------------------
                                        Gary S. Petersmeyer
                                        President and Chief Executive Officer

                              COLLAGEN CORPORATION
                                INDEX TO EXHIBITS




Exhibit Number                              Description
--------------                              -----------
Exhibit 10.86*         License, Supply and International Distribution
                       Agreement between Registrant and Cosmederm Technologies,
                       Inc. dated September 6, 1996

*Confidential treatment has been granted for portions of this Exhibit.