Form 10-Q
period 1998-12-31
COLLAGEN AESTHETICS INC
filed 1999-02-16
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter period ended December 31, 1998

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

As of January 31, 1999, Registrant had outstanding 8,533,106 shares of common stock, exclusive of 2,451,800 shares held by the Registrant as treasury stock.

                            COLLAGEN AESTHETICS, INC.

                                      INDEX



PART I.        Financial Information                                            Page No.
-------        ---------------------                                            --------
Condensed Consolidated Balance Sheets -
December 31, 1998 and June 30, 1998                                                 3

Condensed Consolidated Statements of Operations -
Three and six months ended December 31, 1998 and 1997                               4

Condensed Consolidated Statements of Cash Flows -
Six months ended December 31, 1998 and 1997                                         5

Notes to Condensed Consolidated Financial Statements                              6-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                              9-17

PART II.       Other Information
--------       -----------------

Other Information                                                               18-19


Signatures                                                                         20

                            COLLAGEN AESTHETICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                      DECEMBER 31,         JUNE 30,
                                                                         1998               1998*
                                                                      ------------        ---------
ASSETS
   Current assets:
     Cash and cash equivalents                                         $  9,238           $  7,916
     Short-term investments                                               3,590              8,011
     Accounts receivable, net                                            15,697             13,764
     Inventories, net                                                    11,090             12,101
     Inventories of discontinued operations, net                             --                417
     Other current assets, net                                           10,547             11,016
                                                                       --------           --------
           Total current assets                                          50,162             53,225

   Property and equipment, net                                           12,413             14,448
   Intangible assets and goodwill, net                                    5,950              6,861
   Investment in Boston Scientific Corporation                               --             73,979
   Other investments and assets, net                                      3,796             17,826
                                                                       --------           --------
                                                                       $ 72,321           $166,339
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                  $  5,171           $  3,561
     Accrued compensation                                                 2,973              4,749
     Accrued liabilities and other                                        7,695             14,020
     Income taxes payable                                                11,335             10,606
     Liabilities of discontinued operations, net                             --                781
                                                                       --------           --------
           Total current liabilities                                     27,174             33,717

   Long-term liabilities:
     Deferred income taxes                                                   --             30,589
     Other long-term liabilities                                          1,279              1,393
                                                                       --------           --------
           Total long-term liabilities                                    1,279             31,982

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock, $.01 par value, authorized:
      5,000,000 shares, none issued and outstanding                          --                 --
     Common stock, $.01 par value, authorized: 28,950,000
      shares, issued: 10,984,906 shares at December 31, 1998
      (10,937,830 shares at June 30, 1998),  outstanding:
      8,577,506 shares at December 31, 1998 (8,864,930 shares
      at June 30, 1998)                                                     110                109

     Additional paid-in capital                                          55,315             69,619
     Retained earnings                                                   36,390             32,128
     Accumulated other comprehensive income:
          Cumulative translation adjustment                              (1,560)            (2,030)
          Unrealized gains on available-for-sale investments                 --             43,833
     Treasury stock, 2,407,400 shares at December 31, 1998
        (2,072,900 shares at June 30, 1998)                             (46,387)           (43,019)
                                                                       --------           --------
           Total stockholders' equity                                    43,868            100,640
                                                                       --------           --------
                                                                       $ 72,321           $166,339
                                                                       ========           ========

*Amounts derived from audited financial statements at the date indicated which include Cohesion Technologies, Inc.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            COLLAGEN AESTHETICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        DECEMBER 31,                 DECEMBER 31,
                                                  ----------------------        -----------------------
                                                    1998          1997*           1998*          1997*
                                                  -------       --------        --------       --------
Revenues:
   Product sales                                  $22,682       $ 21,511        $41,099       $ 40,808

Costs and expenses:
   Cost of sales                                    6,357          6,516         11,343         12,003
   Selling, general and administrative             10,993          9,958         21,158         19,705
   Research and development                         1,744          5,177          5,065         10,212
   Acquired in-process research and
     development                                       --         10,530             --         10,530
                                                  -------       --------        -------       --------
         Total operating costs and expenses        19,094         32,181         37,566         52,450
                                                  -------       --------        -------       --------

Income (loss) from operations                       3,588        (10,670)         3,533        (11,642)

Other income (expense):
   Net gain on investments, principally
     Boston Scientific Corporation through
     August 18, 1998                                  315          2,843          3,721          8,775
   Equity in losses of affiliates, net                 --            (76)           (35)          (149)
   Interest income                                    146            237            330            538
   Interest expense                                    (7)           (10)           (56)           (35)
                                                  -------       --------        -------       --------

Income (loss) before income taxes, minority
   interest and discontinued operations             4,042         (7,676)         7,493         (2,513)

Provision (benefit) for income taxes                1,738           (364)         3,231          1,833
Minority interest                                      --              1              1            (27)
                                                  -------       --------        -------       --------

Income (loss) from continuing operations            2,304         (7,313)         4,261         (4,319)

Discontinued operations:
     Loss from operations                              --         (1,597)            --         (3,019)
     Benefit for income taxes                          --            493             --            931
                                                  -------       --------        -------       --------
                                                       --         (1,104)            --         (2,088)
                                                  -------       --------        -------       --------
Net income (loss)                                 $ 2,304       $ (8,417)       $ 4,261       $ (6,407)
                                                  =======       ========        =======       ========

Net income (loss) per share - Basic
      Continuing operations                       $  0.27       $  (0.82)       $  0.49       $  (0.49)
      Discontinued operations                          --          (0.13)            --          (0.23)
                                                  -------       --------        -------       --------
           Net income (loss) per share -
            Basic                                 $  0.27       $  (0.95)       $  0.49       $  (0.72)
                                                  =======       ========        =======       ========

Net income (loss) per share - Diluted
    Continuing operations                         $  0.27       $  (0.82)       $  0.49       $  (0.49)
    Discontinued operations                            --          (0.13)            --          (0.23)
                                                  -------       --------        -------       --------
           Net income (loss) per share -
            Diluted                               $  0.27       $  (0.95)       $  0.49       $  (0.72)
                                                  =======       ========        =======       ========

Shares used in calculating net income (loss)
   per share - Basic                                8,669          8,895          8,744          8,857
                                                  =======       ========        =======       ========
Shares used in calculating net income (loss)
   per share -  Diluted                             8,669          8,895          8,747          8,857
                                                  =======       ========        =======       ========


*Includes results of operations of Cohesion Technologies, Inc. through August 18, 1998.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            COLLAGEN AESTHETICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                     ---------------------------
                                                                                       1998               1997
                                                                                     --------           --------
Cash flows from operating activities:
   Net income (loss)                                                                 $  4,261           $ (6,407)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Acquired in-process research and development                                          --             10,530
     Depreciation and amortization                                                      2,510              2,465
     Equity in losses of affiliates                                                        35                149
     Gain on investments, net of taxes paid of $1.6 million
       and $0 in 1998 and 1997, respectively                                           (2,121)            (8,775)
     Net changes in assets and liabilities of discontinued operations                      --                458
     Other  adjustments related to changes in assets and liabilities                   (3,657)            (4,692)
                                                                                     --------           --------
    Net cash provided by (used in) operating activities                                 1,028             (6,272)
                                                                                     --------           --------

Cash flows from investing activities:
   Net proceeds from sales of Boston Scientific Corp. stock,  net of taxes paid         2,065              9,362
   Net  proceeds  from sale of other affiliate stock, net of taxes paid                   508                704
   Proceeds from sales and maturities of short-term investments                         8,726              6,823
   Purchases of short-term investments                                                 (5,321)            (5,324)
   Expenditures for property and equipment                                             (1,612)            (2,242)
   Increase in intangible and other assets                                               (855)                --
   Equity investments and loans to affiliates                                              --               (475)
   Acquisition of Cohesion Corporation                                                     --            (10,530)
                                                                                     --------           --------
    Net cash provided by (used in) investing activities                                 3,511             (1,682)
                                                                                     --------           --------

Cash flows from financing activities:
   Repurchase of common stock                                                          (3,368)                --
   Net proceeds from issuance of common stock                                             501              1,457
   Cash dividends paid                                                                   (896)              (881)
   Cohesion Technologies, Inc. Spinoff                                                    546                 --
   Repayments of bank loans                                                                --             (2,031)
                                                                                     --------           --------
    Net cash used in financing activities                                              (3,217)            (1,455)
                                                                                     --------           --------

Net increase (decrease) in cash and cash equivalents                                    1,322             (9,409)
Cash and cash equivalents at beginning of period                                        7,916             18,381
                                                                                     --------           --------
Cash and cash equivalents at end of period                                           $  9,238           $  8,972
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

                            COLLAGEN AESTHETICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of Collagen Aesthetics, Inc. (formerly Collagen Corporation) ("Collagen" or the "Company"), a Delaware corporation, and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing, and sale of medical devices and aesthetic products.

    The condensed consolidated balance sheet as of December 31, 1998, the condensed consolidated statements of operations for the three and six months ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended December 31, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at December 31, 1998 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1998 has been derived from the audited consolidated financial statements at that date.

    On August 18, 1998, the Company spun off, in a one-for-one distribution ("the Distribution") of common stock to the Company's stockholders (the "Spinoff"), Cohesion Technologies, Inc. ("Cohesion"), which prior to the Spinoff was a wholly-owned subsidiary of the Company. The transaction resulted in the distribution of 100% of the outstanding shares of Cohesion. In accordance with a ruling from the Internal Revenue Service ("IRS"), the Spinoff did not result in recognition of taxable income or loss to the Company or the Company's stockholders for U.S. Federal income tax purposes. Subsequent to the distribution, Cohesion has been traded on the NASDAQ National Market under the ticker symbol of CSON.

    For the first six months of fiscal year 1999 the Company included Cohesion's operating results through August 18, 1998 (approximately six weeks) compared to the inclusion of six months of Cohesion's operating results in fiscal year 1998.

    Net sales for the current quarter and for the six months ended December 31, 1998 reflect a reduction of $1.1 million and $2.3 million, respectively, in sales related to the repurchase of product inventory per the terms of an agreement with Lederle, the Company's former distributor in Japan.

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

    New Accounting Standards

    As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

    During the three months ended December 31, 1998 and 1997, total comprehensive income amounted to $2.6 million and a loss of $14.1 million, respectively, and a loss of $39.1 million and $17.0 million for the six months ended December 31, 1998 and 1997, respectively. The components of comprehensive income, net of related tax, for the three and six month periods ended December 31, 1998 and 1997 are as follows (in thousands):

                                                   Three Months Ended           Six Months Ended
                                                      December 31,                December 31,
                                               ----------------------       -----------------------
                                                 1998           1997          1998           1997
                                               --------      --------       --------       --------
Net income (loss)                              $  2,304      $ (8,417)      $  4,261       $ (6,407)
Change in unrealized losses on securities            --        (5,640)       (43,833)       (10,279)
Foreign currency translation adjustments            262           (15)           470           (300)
                                               --------      --------       --------       --------
Comprehensive income (loss)                    $  2,566      $(14,072)      $(39,102)      $(16,986)
                                               ========      =========      =========      =========



    The movement in unrealized losses on securities in the six months ended December 31, 1998, relates to the investments in Boston Scientific Corporation ("Boston Scientific") and Innovasive Devices Inc. ("Innovasive Devices") which were retained by Cohesion following the Spinoff from the Company.


2.  Inventories

    Inventories consist of the following (in thousands):

                        December 31,      June 30,
                            1998            1998
                        ------------      --------
Raw materials            $ 1,327          $ 1,765
Work-in-process            3,424            3,948
Finished goods             6,339            6,388
                         -------          -------
                         $11,090          $12,101
                         =======          =======



3.  Income Taxes

    The provision for income taxes for the six months ended December 31, 1998, and 1997, was computed by applying the estimated annual income tax rate to income before taxes. The estimated annual effective income tax rate considers non-deductible items such as goodwill amortization and excludes losses from certain foreign subsidiaries.

4.  Sale of LipoMatrix, Inc.

    On November 9, 1998, the Company announced the sale of its LipoMatrix, Inc. ("LipoMatrix") subsidiary, manufacturer of the Trilucent(R) breast implant ("Trilucent implant"), to Sierra Medical Technologies of Carson City, Nevada.

    Consideration to the Company included a cash payment and the right to receive royalties on future worldwide breast implant sales. Sierra Medical Technologies also was granted the right to purchase the U.S. Trilucent implant patent portfolio and marketing rights for additional cash consideration. The Company has accounted for LipoMatrix as a discontinued operation in fiscal year 1998 and this transaction is expected to have no material impact on the Company's fiscal year 1999 business, operating results or financial condition. In connection with the operations of LipoMatrix through the date of sale and in connection with the recording of the sale transaction, there were no material adjustments to the provision for discontinued operations that had been established in the quarter ended June 30, 1998.


5.  Restructuring of Collagen International, Inc.

    In June 1998, the Company recorded a pre-tax restructuring charge of $1.5 million to cover the direct cost of restructuring its domestic and international operations to improve its operational efficiency by reducing costs and facilitating a product refocus. The international effort included moving the Company's European headquarters from Switzerland to the United Kingdom and terminating the employment of eleven employees. The domestic effort was substantially smaller and included the reorganization of the North American sales force and termination of one employee. The Company began implementation of its restructuring plan in the fourth quarter of fiscal 1998 and has substantially completed the implementation at December 31, 1998. The major aspects of the restructuring plan and remaining amounts in accrued liabilities are discussed below.

    The components of the restructuring charge, charges against the reserve during the six months ended December 31, 1998 and remaining accrued restructuring expense as of December 31, 1998, are as follows:

                                                                                 Remaining
                                             Incurred to                         Accrual at
                          Restructuring     December 31,                         December 31,
                            Accrual            1998            Transfers            1998
                          --------------    ------------      -----------       -------------
Severance                 $   734,449       $  (811,903)      $    77,454       $        --
Move costs and other          280,791          (262,799)               --            17,992
Lease commitments             450,714          (305,283)          (77,454)           67,977
Other                          74,989                --                --            74,989
                          -----------       -----------       -----------       -----------
                          $ 1,540,943       $(1,379,985)               --       $   160,958
                          ===========       ===========       ===========       ===========



    As of December 31, 1998, the European headquarters relocation was substantially complete.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS




Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. These risks include, among others, the timing of product introductions, receipt of regulatory approvals, clinical efficacy of and market demand for products, product development cycles, results of clinical studies, development and rate growth of new markets, potential unfavorable publicity regarding Collagen Aesthetics, Inc. (the "Company") or their products, among other matters discussed in this report. Actual results are subject to risks and uncertainties and actual events and results may differ significantly from the discussion of such matters in the forward-looking statements. Such differences may be based upon factors within the Company's control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside of the Company's control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory and tax authorities, as well as those factors under the heading "Factors That May Affect Future Results of Operations" set forth below, those in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and those in the Company's Form 10-Q for the quarter ended September 30, 1998.

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

Spinoff

On August 18, 1998, the Company spun off, in a one-for-one distribution (the "Distribution") of common stock to the Company's stockholders (the "Spinoff"), Cohesion Technologies, Inc. ("Cohesion"), which prior to the Spinoff was a wholly-owned subsidiary of the Company. The transaction resulted in the distribution of 100% of the outstanding shares of Cohesion. In accordance with a ruling from the Internal Revenue Service ("IRS"), the Spinoff did not result in recognition of taxable income or loss to the Company or the Company's stockholders for U.S. Federal income tax purposes. Subsequent to the distribution, Cohesion has been traded on the NASDAQ National Market under the ticker symbol of CSON.

For the first six months of fiscal year 1999 the Company included Cohesion's operating results through August 18, 1998 (approximately six weeks) compared to the inclusion of six months of Cohesion's operating results in fiscal year 1998.

Sale of LipoMatrix, Inc.

On November 9, 1998, the Company announced the sale of its LipoMatrix, Inc. ("LipoMatrix") subsidiary, manufacturer of the Trilucent(R) breast implant ("Trilucent implant"), to Sierra Medical Technologies of Carson City, Nevada.

Consideration to the Company include a cash payment and the right to receive royalties on future worldwide breast implant sales. Sierra Medical Technologies was also granted the right to purchase the U.S. Trilucent implant patent portfolio and marketing rights for additional cash consideration.

U.S. Launch of Refinity(TM) Medical Skin Solutions

During the period ended December 31, 1998, the Company began marketing the Refinity Medical Skin Solutions ("Refinity skin solution products") line of high-performance alphahydroxy acid ("AHA") skin care products to U.S. dermatologists and plastic surgeons. The Refinity Medical Skin Solutions line contains a novel and patented anti-irritant, Cosmederm-7(TM), which enables Refinity to deliver an unprecendented combination of comfort and efficacy. The Refinity products are available only through physician offices, and include an in-office peel containing glycolic acid and home-use products containing lactic acid. Both the in-office and home-use products diminish the appearance of fine lines and wrinkles, and improve skin texture and tone.

Results of Operations

The following table shows for the periods indicated the percentage relationship to product sales of certain items in the Condensed Consolidated Statements of Operations.


                                             PERCENT OF PRODUCT SALES   PERCENT OF PRODUCT SALES
                                                Three Months Ended          Six Months Ended
                                                   December 31,               December 31,
                                             ------------------------   ------------------------
                                                1998           1997        1998           1997
                                             ---------      ---------   ---------      ---------
  Product sales                                 100%           100%        100%           100%

  Costs and expenses:

       Cost of sales                             28%            30%         28%            29%
       Selling, general and administrative       48%            46%         51%            48%
       Research and development                   8%            24%         12%            25%
       Acquired in-process R&D                    --            49%          --            26%


Product sales. Product sales of $22.7 million in the three months ended December 31, 1998, increased approximately $1.2 million or 5% compared to product sales of $21.5 million for the same prior year period. Product sales of $41.1 million in the six months ended December 31, 1998, increased approximately $0.3 million or 1% compared to product sales of $40.8 million for the same prior year period. The increase in sales for the three months ended December 31, 1998, compared with the same period in the prior year, primarily was due to increased sales of injectable collagen products and Hylaform(R) viscoelastic gel ("Hylaform gel"), partially offset by a $1.1 million reduction in sales by the Company related to the repurchase of inventory from the Company's former Japanese distributor and lower SoftForm(R) facial implant ("SoftForm implant") sales in the U.S. The increase in sales for the six months ended December 31, 1998, compared with the same period in the prior year, primarily was due to increased U.S. sales of collagen injectable products and increased international sales of Hylaform gel, partially offset by a $2.3 million reduction in sales by the Company related to the repurchase of inventory from the Company's former Japanese distributor and the inclusion of approximately six weeks of Cohesion's product sales in fiscal 1999 compared to six months in the same prior year period.

Worldwide sales of facial aesthetic products for the three and six months ended December 31, 1998 were $18.5 million and $32.6 million, respectively, compared to $17.2 million and $31.4 million for the same periods in the prior year. The increase in worldwide sales for the three and six months ended December 31, 1998, primarily was due to an increase in international sales of Hylaform gel and an increase in U.S. sales of injectable collagen products, partially offset by the reduction in sales by the Company related to the repurchase of inventory from the Company's former Japanese distributor. The Company anticipates dollar growth in worldwide product sales of facial aesthetic products during fiscal year 1999.

During the three and six months ended December 31, 1998, pursuant to the Company's sales agreement with C.R. Bard ("Bard"), the Company recorded revenue of $1.6 million and $3.8 million, respectively, from Bard based on Bard's direct sales of Bard Contigen(R) implant ("Contigen implant") to physician customers, compared to revenue of $1.9 million and $3.5 million, respectively, in the same periods in the prior year. In addition, the Company recorded $2.4 million and $4.2 million, respectively, of revenue from shipments of Contigen implant to Bard in the three and six months ended December 31, 1998, compared to $1.9 million and $4.6 million, respectively, for the same periods in the prior year. The Company expects that revenues from Contigen implant sales in fiscal year 1999 will be similar to sales in fiscal year 1998.

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

Sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to Cohesion's marketing partner, Zimmer, Inc. ("Zimmer"), were $45,000 for the six months ended December 31, 1998, compared to $1,000,000 for the same prior year period. The decrease in sales resulted from recording approximately six weeks of sales for the six months ended December 31, 1998, due to the Spinoff of Cohesion on August 18, 1998, compared to six months of recorded sales in the same prior year period.

Cost of sales. Cost of sales as a percentage of product sales was 28% for the three and six months ended December 31, 1998, compared with 30% and 29%, respectively, for the same prior year periods. The lower cost of sales as a percentage of product sales in the three and six months ended December 31, 1998, primarily was due to recording approximately six weeks of cost of sales for Cohesion products, which have lower margins, compared to three and six months of cost of sales for Cohesion products in the same prior year periods. For the three months ended December 31, 1998, the decrease was also due to selling more collagen based injectable products rather than in-licensed products which have higher costs per unit. The Company anticipates that cost of sales as a percentage of sales may increase slightly as a result of introducing additional product line extensions, having higher costs per unit, partially offset by lower manufacturing costs per unit for collagen-based injectable products and the Spinoff.

SG&A. Selling, general, and administrative ("SG&A") expenses were $11.0 million for the three months ended December 31, 1998, an increase of 10% over $10.0 million for the same prior year period. SG&A expenses were $21.2 million for the six months ended December 31, 1998, an increase of 7% over $19.7 million for the same prior year period. SG&A expenses as a percentage of product sales were 48% and 51% for the three and six months ended December 31, 1998, compared to 46% and 48% for the same prior year periods. The increase in SG&A expenses in the three and six months ended December 31, 1998, primarily resulted from expenses related to the U.S. launch of Refinity skin solution products, costs related to the international launches of SoftForm implant and Hylaform gel and increased spending in Japan, partially offset by lower SG&A expenses included for Cohesion as a result of recording approximately six weeks of Cohesion SG&A expenses compared to a full quarter and six months in the same prior year periods. The Company expects SG&A expenses in fiscal year 1999 as a percentage of product sales to be at levels lower than those of fiscal year 1998.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $1.7 million and $5.1 million (8% and 12% of product sales) for the three and six months ended December 31, 1998, a decrease of 66% and 50% over $5.2 million and $10.2 million (24% and 25% of product sales), for the same prior year periods. The decrease in R&D spending in the three and six months ended December 31, 1998, primarily was attributable to the inclusion of approximately six weeks of Cohesion R&D expenses, compared to three and six months in fiscal year 1998, respectively, partially offset by an increase in recombinant program expenses. The Company expects R&D spending in fiscal year 1999 to be at levels lower than fiscal year 1998 as a result of the Spinoff.

Acquired in-process research and development. The charge for the acquired in-process research and development ("in-process R&D") of $10.5 million in the three and six months ended December 31, 1997, was a non-recurring charge related to the purchase of substantially all of the remaining shares of Cohesion Corporation, including the purchase of certain vested employee stock options.

Income (loss) from operations. Income from operations was $3.6 million for the three months ended December 31, 1998, compared with loss from operations of $10.7 million for the same prior year period. The Company's consolidated operating income was $3.5 million for the six months ended December 31, 1998, compared with a $11.6 million loss from operations for the same prior year period. The increase in income in the three months ended December 31, 1998, primarily was due to the acquired in-process R&D charges in the fiscal 1998 period, recording approximately six weeks of Cohesion R&D expenses compared to a full quarter for the same prior year period, increased revenues primarily resulting from U.S. sales of injectable collagen products and international sales of Hylaform gel, partially offset by increased SG&A expenses. The increase in income in the six months ended December 31, 1998, primarily was due to the acquired in-process R&D charges in the fiscal 1998 period, recording approximately six weeks of Cohesion R&D expenses for the six months ended December 31, 1998, compared to six months of expenses in the same prior year period, increased revenues primarily resulting from U.S. sales of injectable collagen products and international sales of Hylaform gel, partially offset by increased SG&A expenses and lower sales in Japan resulting from the $2.3 million reduction in sales in fiscal 1999.

Compared with foreign exchange rates for the same prior year quarter, the impact of foreign exchange rates in the current fiscal quarter on operating income was a net increase of $114,000 on an equivalent local currency basis, resulting from a decrease of approximately $200,000 in operating expenses, partially offset by an increase of approximately $86,000 in revenue. Compared with foreign exchange rates for the same prior year period, the impact of foreign exchange rates in the current fiscal year to date on operating income was a net increase of $140,000 on an equivalent local currency basis, resulting from a decrease of approximately $172,000 in operating expenses, partially offset by an increase of approximately $32,000 in revenue. Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At December 31, 1998 and June 30, 1998, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $6.9 million and $6.5 million at December 31, 1998 and June 30, 1998, respectively.

Net gain on investments, principally Boston Scientific Corporation. In the six months ended December 31, 1998, the Company recorded a pre-tax gain on investments of $3.7 million primarily resulting from the sale of approximately 50,000 shares of Boston Scientific

Corporation ("Boston Scientific") common stock compared to $8.8 million, primarily resulting from the sale of approximately 157,340 shares of Boston Scientific common stock in the six months ended December 31, 1997. The Company's investment in Boston Scientific common stock was transferred to Cohesion in connection with the Spinoff.

Equity in losses of affiliates, net. In the three months ended December 31, 1998, the Company did not record any equity in losses of affiliate companies, compared to equity in losses of affiliates of approximately $76,000 recorded in the same prior year period. For the six months ended December 31, 1998, equity in losses of affiliate companies was $35,000 compared with losses of $149,000 for the same prior year period.

Interest income. Interest income was $146,000 and $330,000 for the three and six months ended December 31, 1998, respectively, compared to $237,000 and $538,000 for the same periods in the prior year. The decrease in the three and six months ended December 31, 1998, was due to lower average monthly balances of cash, cash equivalents and short-term investments.

Provision for income taxes. The provision for income taxes was approximately 43% for the three and six months ended December 31, 1998, as well as for the corresponding period in 1997 excluding the tax effect of the loss from discontinued operations of LipoMatrix and the non-deductible charge for in-process R&D.


Liquidity and Capital Resources
At December 31, 1998, the Company's cash, cash equivalents and short-term investments were $12.8 million compared to $15.9 million at June 30, 1998. Net cash provided by operating activities was approximately $1.0 million in the six months ended December 31, 1998, compared to approximately $6.3 million of net cash used in operating activities for the same prior year period.

The $1.0 million of net cash provided by operating activities in the six months ended December 31, 1998, primarily was attributable to: net income of $4.7 million adjusted for gain on investments (net of taxes paid), depreciation and amortization expense and equity in losses of affiliates, partially offset by a net $3.7 million increase related to changes in assets and liabilities.

The $0.3 million of net cash provided by investing and financing activities in the six months ended December 31, 1998, primarily was due to proceeds of $8.7 million received from the sale of short-term investments, proceeds of $2.1 million (net of taxes paid) from the sale of 50,000 shares of common stock of Boston Scientific by the Company, proceeds of $0.5 million resulting from the Spinoff of Cohesion Technologies, Inc., proceeds of $0.5 million from the issuance of 47,076 shares of the Company's common stock, proceeds of $0.5 million from the sale of other affiliate stock (net of taxes paid), partially offset by payments of $5.3 million to purchase short-term investments, payments of approximately $3.4 million to repurchase 322,000 shares of the Company's common stock, capital expenditures of approximately $1.6 million, payments of cash dividends of approximately $0.9 million to the Company's stockholders in July 1998, and an increase in intangible and other assets of $0.9 million.

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $5.2 million in fiscal year 1999. As of December 31, 1998, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $1.6 million. In August 1998, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 284,500 shares as of December 31, 1998. At December 31, 1998, 215,500 shares remain to be repurchased according to the Board of Directors' authorization.

The Company's principal sources of liquidity include cash generated from operations and its cash, cash equivalents, and short-term investments.

The Company believes that the above sources of liquidity should be adequate to fund its anticipated cash needs through at least the next twelve months.

Factors That May Affect Future Results of Operations

A large portion of the Company's revenues in recent years has come from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, including numerous regulatory agencies, changes in foreign currency exchange rates and foreign economic and political conditions generally. The Company's results of operations could be significantly affected by fluctuations in foreign currency exchange rates or disruptions in shipments.

Sales of the Company's collagen-based injectable products, Zyderm(R) and Zyplast(R) collagen implants ("Zyderm implants" and "Zyplast implants"), SoftForm implant as well as Contigen implant, accounted for approximately 89% of consolidated product sales for the quarter ended December 31, 1998 and 90% of consolidated product sales for the six months ended December 31, 1998. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, the introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products and, as a result, also adversely affect the Company's business, financial condition or results of operations.

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

All of the Company's manufacturing capacity for collagen products, the majority of its research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of the Company's manufacturing capacity for collagen-based products is located in one primary facility with the Company currently maintaining only limited amounts of finished product inventory. While the Company has some limited protection in the form of disaster recovery programs and basic insurance coverage, the Company's business, financial condition or operating results would be materially adversely affected in the event of a major earthquake, fire or other similar calamity, affecting its manufacturing or other facilities.

The Company is involved in various legal actions arising in the course of business, some of which involve product liability claims. The Company operates in an industry susceptible to claims that may allege that the use of the Company's technology or products has resulted in adverse effects or infringes on third-party technology. With respect to product liability claims, such risks will exist even with respect to those products that have received, or in the future may receive, regulatory approval for commercial sale. It is possible that adverse product liability or intellectual property actions could negatively affect the Company's business, financial condition or results of operations.

The Company has been, and may in the future, be the subject of negative publicity, which can arise from various sources, ranging from the news media on cosmetic procedures in general to legislative and regulatory investigations specific to the Company concerning, among other things, the safety and efficacy of its products. There can be no assurance that such investigations or negative publicity from such investigations or from the news media will not result in a material adverse effect on the Company's business financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increased number of product liability claims.

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the Food and Drug Administration ("FDA") and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sale of medical devices in the United States, including labeling, advertising and record keeping. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, as well as product recalls, both inside and outside of the United States could adversely affect the Company's business financial condition or results of operations.

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

Year 2000. The information provided herein related to the Year 2000 risks constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Readiness Disclosure Act. The "Year 2000" issue results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The results of these errors may range from minor undetected errors to complete shutdown of an affected system. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. Because of this interdependence, the failure of one system may lead to the failure of many other systems even though the other systems are themselves "Year 2000 compliant."

The Company has reviewed the Year 2000 issue as it may affect the Company's business activity. The Company has implemented a Year 2000 plan (the "Plan") which is designed to cover the Company's business-critical activities, which will be codified as circumstances change. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Renovation, Validation and Implementation. A heightened emphasis on completion will continue through the next quarter.

Awareness consists of defining the Year 2000 problem and gaining executive level support and sponsorship. A Year 2000 program team has been established and an overall strategy created. During Assessment, business-critical internal systems, products and supply chain partners are inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases, however, ongoing work will be required in these areas as the Company completes its assessment of existing supply chain partners and enters into new supply chain relationships in the ordinary course of business.

Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Renovation has begun on business-critical systems and is targeted for completion by June 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation began in the second quarter of fiscal year 1999 and will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a live environment. The Company is in the early stages of the Implementation phase.

The Impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, business and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting business-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. Notwithstanding the Company's efforts, there can be no assurance that the Company, business-critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

The Company is developing contingency plans for implementation in the event that the Company, business-critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain business-critical third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will total approximately $600,000. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. The Company has incurred approximately $400,000 through December 31, 1998 on this project, which does not include the costs to redeploy existing staff. The Company does not believe that the redeployment of existing staff will have a material adverse effect on it business, results of operations or financial position. Incremental expense related to the Year 2000 project are not expected to materially impact operating results in any one period.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and those set forth in the Form 10-Q for the quarter ended September 30, 1998.

                           PART II. OTHER INFORMATION
                            COLLAGEN AESTHETICS, INC.


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 28, 1998, the Annual Meeting of Stockholders of Collagen Aesthetics, Inc. was held in Menlo Park, California.

         The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows:

         1. As listed below, all of management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.
             (in thousands)

                                  No. of     No. of    No. of       No. of      No. of
                                   Votes      Votes     Votes        Votes    Broker Non-
         Name of Nominee            For      Against   Withheld    Abstained     Votes
         ---------------          ------     -------   --------    ---------  -----------

         Anne L. Bakar             8,050        0        156           0           0
         Fulton Collins            8,117        0         89           0           0
         William G. Davis          8,051        0        155           0           0
         Gerald S. Lazarus, M.D.   8,117        0         89           0           0
         Gary S. Petersmeyer       8,032        0        174           0           0

         2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended June 30, 1999. (8,169,926 votes in favor, 25,624 opposed, 10,587 abstaining)

         3. To transact such other business as may properly come before the meeting or any postponement or adjournment thereof.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

A.      Exhibits


        Exhibit 10.106* Stock purchase agreement between Registrant, Sierra Medical Technologies, Inc. and LipoMatrix, Inc. (a wholly-owned subsidiary of Collagen Aesthetics, Inc.) dated November 6, 1998


        Exhibit 27        Financial Data Schedule


B.      Reports on Form 8-K

        None




*Confidential treatment requested.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            COLLAGEN AESTHETICS, INC.



Date:  February 11, 1999                    /s/ GARY S. PETERSMEYER
       ------------------                   ------------------------------------
                                            Gary S. Petersmeyer
                                            President and Chief Executive
                                            Officer


Date:  February 11, 1999                    /s/ MICHAEL A. BATES
       -----------------                    ------------------------------------
                                            Michael A. Bates
                                            Vice President Finance and Chief
                                            Financial Officer

                            COLLAGEN AESTHETICS, INC.
                                INDEX TO EXHIBITS




Exhibit Number                                Description
--------------                                -----------
Exhibit 10.106*       Stock  purchase  agreement  between  Registrant,  Sierra
                      Medical  Technologies,  Inc.  and  LipoMatrix,  Inc.  (a
                      wholly-owned  subsidiary of Collagen  Aesthetics,  Inc.)
                      dated November 6, 1998


Exhibit 27            Financial Data Schedule



*Confidential treatment requested.