Form 10-K/A
period 1996-06-30
COLLAGEN AESTHETICS INC
filed 1999-03-18
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K


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

As of September 6, 1996, Registrant had 8,690,110 shares of Common Stock outstanding.

The Registrant hereby amends its Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996 to refile Exhibit 10.83 and 10.84 pursuant to a grant of confidential treatment with respect to such Exhibits.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     2.   Exhibits

          EXHIBIT
           NUMBER          NOTES                                    DESCRIPTION
          -------          -----                                    -----------
              3.1            (9)       Certificate of Incorporation of Collagen Subsidiary, Inc.
              3.2            (9)       Certificate of Merger of Collagen Corporation, a California corporation, into Collagen Subsidiary, Inc., a Delaware corporation
              3.3           (12)       By-Laws, as amended
             10.24           (1)       Collaborative Research and Distribution Agreement with Zimmer, Inc.
                                       dated as of June 26, 1985
             10.27           (1)       Distribution Agreement between Registrant and Lederle (Japan), Ltd.
                                       dated as of June 26, 1985
             10.34           (2)       Agreement for Sale and Leaseback of Manufacturing Facility between
                                       Registrant and Heleasco Seven, Inc.
             10.36           (3)       Amended and Restated Development and Distribution Agreement with C.R.
                                       Bard, Inc., dated as of August 4, 1989
             10.38           (4)       Agreement for Sale and Leaseback of Manufacturing Facility between
                                       Registrant and Heleasco Seven, Inc. dated September 25, 1989
             10.39           (4)       Agreement for Sale and Leaseback of Manufacturing Facility between
                                       Registrant and Heleasco Seven, Inc. dated December 29, 1989
             10.40           (4)       Amended and Restated Promissory Note of Dale A. Stringfellow, dated
                                       September 7, 1990
             10.41           (4)       Amended and Restated Promissory Note Secured by Deed of Trust by Dale A.
                                       Stringfellow, dated September 7, 1990
             10.42           (4)       1984 Incentive Stock Option Plan, as amended
             10.43           (4)       1985 Employee Stock Purchase Plan, as amended
             10.44          (12)       1990 Directors' Stock Option Plan, as amended

             10.46           (5)       Agreement between Registrant and Essex Chemie, A.G. dated November 19,
                                       1990
             10.56           (6)       Lease Agreement dated June 1, 1992 by and between Registrant and
                                       Harbor Investment Partners
             10.58           (6)       License and Option Agreement dated June 30, 1992 between Registrant and Research Development Foundation
             10.60           (7)       Amendments dated February 16, 1993 and February 18, 1993 respectively, to the Product Development and Distribution Agreement dated January 18,
                                       1985 by and between Registrant and Zimmer, Inc., originally filed as Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended
                                       June 30, 1985
             10.61*          (7)       Letter Agreement, dated April 26, 1991 and May 21, 1993 by and between
                                       Collagen Corporation and A. Neville Pelletier
             10.62           (8)       1994 Stock Option Plan
             10.63           (9)       Renewed Lease for 2500 Faber  Place, Palo Alto, California dated
                                       December 1, 1992 between Registrant and Leonard Ely, Shirley Ely, Carl
                                       Carlsen and Mary L. Carlsen
             10.65*          (9)       Promissory Note of Howard D. Palefsky dated August 3, 1994
             10.66           (9)       Revised Form of Agreement Regarding Proprietary Information and
                                       Inventions between Registrant and all employees or consultants
             10.67          (10)       Credit Agreement, dated November 15, 1994, by and between the Bank of
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

             10.68          (10)       Letter Agreement, dated October 7, 1994,  by and between C.R.  Bard.
                                       Inc. and the Registrant, amending the Amended and Restated Development and  Distribution Agreement dated August 4, 1989 between the Parties originally filed as Exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989
             10.70*         (12)       Letter of Acceptance of Employment by and between Gary Petersmeyer and the Registrant, dated December 19, 1994
             10.71**        (12)       License, Supply and Option Agreement, dated March 24, 1995 by and between LipoMatrix, Incorporated and Registrant
             10.72**        (12)       Distributor Agreement dated March 24, 1995 by and between LipoMatrix,
                                       Incorporated and Registrant
             10.73**        (12)       Coordination Agreement dated March 24, 1995, by and between LipoMatrix
                                       Incorporated and Registrant's wholly owned subsidiary, Collagen
                                       International Incorporated
             10.74*         (12)       Promissory Note of Howard D. Palefsky dated June 5, 1995
             10.75**        (12)       Letter Agreement, dated July 10, 1995 by and between C.R. Bard, Inc.
                                       and the Registrant, amending the Amended and Restated Development and
                                       Distribution Agreement dated August 4, 1989 between the Parties originally filed as Exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989
             10.76          (11)       Stock Purchase Agreement dated August 22, 1995 between the Registrant and certain stockholders of LipoMatrix, Incorporated
             10.77*         (13)       Promissory Note between Howard D. Palefsky and the Registrant dated
                                       December 11, 1995
             10.78*         (15)       Bonus Agreement between Howard D. Palefsky and the Registrant dated
                                       February 20, 1996
             10.79*         (15)       Promissory Note between Howard D. Palefsky and the Registrant dated
                                       February 20, 1996
             10.80*         (14)       Amended and Restated Secured Loan Agreement between Ross R. Erickson
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

------------------
 * Constitutes a management contract or compensatory contract, plan or arrangement.
** Confidential treatment has been granted for a portion of this document.

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


                                       COLLAGEN AESTHETICS, INC.
                                       (FORMERLY COLLAGEN CORPORATION)


                                       /s/ MICHAEL A. BATES
                                       --------------------------------
                                       Michael A. Bates
                                       Vice President, Finance and
                                       Chief Financial Officer



Dated: March 15, 1999

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary S. Petersmeyer and Michael A. Bates, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Amendment No. 2 to Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                     Title                                  Date
------------------------------------------------------------------------------------------------------------
/s/ GARY S. PETERSMEYER                 President, Chief Executive Officer, and               March 18, 1999
-----------------------------           Director (Principal Executive Officer)
Gary S. Petersmeyer

/s/ MICHAEL A. BATES                    Vice President Finance and Chief Financial            March 18, 1999
-----------------------------           Officer (Principal Financial and Accounting
Michael A. Bates                        Officer)

/s/ ANNE L. BAKAR                       Director                                              March 18, 1999
-----------------------------
Anne L. Bakar

/s/ WILLIAM G. DAVIS                    Director                                              March 18, 1999
-----------------------------
William G. Davis


-----------------------------           Director
Gerald Lazarus, M.D.


                              COLLAGEN CORPORATION

                   AMENDMENT NO. 2 TO FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 1996

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER      NOTES                                   DESCRIPTION
-------      -----                                   -----------
    3.1        (9)      Certificate of Incorporation of Collagen Subsidiary, Inc.
    3.2        (9)      Certificate of Merger of Collagen Corporation, a California corporation, into Collagen Subsidiary, Inc., a Delaware corporation
    3.3       (12)      By-Laws, as amended
   10.24       (1)      Collaborative Research and Distribution Agreement with Zimmer, Inc.
                        dated as of June 26, 1985
   10.27       (1)      Distribution Agreement between Registrant and Lederle (Japan), Ltd.
                        dated as of June 26, 1985
   10.34       (2)      Agreement for Sale and Leaseback of Manufacturing Facility between
                        Registrant and Heleasco Seven, Inc.
   10.36       (3)      Amended and Restated Development and Distribution Agreement with C.R.
                        Bard, Inc., dated as of August 4, 1989
   10.38       (4)      Agreement for Sale and Leaseback of Manufacturing Facility between
                        Registrant and Heleasco Seven, Inc. dated September 25, 1989
   10.39       (4)      Agreement for Sale and Leaseback of Manufacturing Facility between
                        Registrant and Heleasco Seven, Inc. dated December 29, 1989
   10.40       (4)      Amended and Restated Promissory Note of Dale A. Stringfellow, dated
                        September 7, 1990
   10.41       (4)      Amended and Restated Promissory Note Secured by Deed of Trust by Dale A.
                        Stringfellow, dated September 7, 1990
   10.42       (4)      1984 Incentive Stock Option Plan, as amended
   10.43       (4)      1985 Employee Stock Purchase Plan, as amended
   10.44      (12)      1990 Directors' Stock Option Plan, as amended

EXHIBIT
 NUMBER      NOTES                                   DESCRIPTION
-------      -----                                   -----------
   10.46       (5)      Agreement between Registrant and Essex Chemie, A.G. dated November 19,
                        1990
   10.56       (6)      Lease Agreement dated June 1, 1992 by and between Registrant and
                        Harbor Investment Partners
   10.58       (6)      License and Option Agreement dated June 30, 1992 between Registrant and Research Development Foundation
   10.60       (7)      Amendments dated February 16, 1993 and February 18, 1993 respectively, to the Product Development and Distribution Agreement dated January 18,
                        1985 by and between Registrant and Zimmer, Inc., originally filed as Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended
                        June 30, 1985
   10.61*      (7)      Letter Agreement, dated April 26, 1991 and May 21, 1993 by and between
                        Collagen Corporation and A. Neville Pelletier
   10.62       (8)      1994 Stock Option Plan
   10.63       (9)      Renewed Lease for 2500 Faber  Place, Palo Alto, California dated
                        December 1, 1992 between Registrant and Leonard Ely, Shirley Ely, Carl
                        Carlsen and Mary L. Carlsen
   10.65*      (9)      Promissory Note of Howard D. Palefsky dated August 3, 1994
   10.66       (9)      Revised Form of Agreement Regarding Proprietary Information and
                        Inventions between Registrant and all employees or consultants
   10.67      (10)      Credit Agreement, dated November 15, 1994, by and between the Bank of
                        New York and the Registrant, as amended January 24, 1995
   10.67(a)   (13)      Second  Amendment, Third Amendment and Fourth Amendment dated June 30,
                        1995, September 30, 1995, and December 26, 1995, respectively, to
                        Credit Agreement dated November 15, 1994 by and between the Bank of
                        New York and the Registrant
   10.67(b)   (14)      Fifth  Amendment, dated March 29, 1996, to Credit Agreement dated
                        November 15, 1994 by and between the Bank of New York and the Registrant
   10.67(c)             Sixth Amendment, dated June 28, 1996, to Credit Agreement dated
                        November 15, 1994 by and between the Bank of New York and the Registrant

EXHIBIT
 NUMBER      NOTES                                   DESCRIPTION
-------      -----                                   -----------
   10.68      (10)      Letter Agreement, dated October 7, 1994,  by and between C.R.  Bard.
                        Inc. and the Registrant, amending the Amended and Restated Development and  Distribution Agreement dated August 4, 1989 between the Parties originally filed as Exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989
   10.70*     (12)      Letter of Acceptance of Employment by and between Gary Petersmeyer and the Registrant, dated December 19, 1994
   10.71**    (12)      License, Supply and Option Agreement, dated March 24, 1995 by and between LipoMatrix, Incorporated and Registrant
   10.72**    (12)      Distributor Agreement dated March 24, 1995 by and between LipoMatrix,
                        Incorporated and Registrant
   10.73**    (12)      Coordination Agreement dated March 24, 1995, by and between LipoMatrix
                        Incorporated and Registrant's wholly owned subsidiary, Collagen
                        International Incorporated
   10.74*     (12)      Promissory Note of Howard D. Palefsky dated June 5, 1995
   10.75**    (12)      Letter Agreement, dated July 10, 1995 by and between C.R. Bard, Inc.
                        and the Registrant, amending the Amended and Restated Development and
                        Distribution Agreement dated August 4, 1989 between the Parties originally filed as Exhibit 10.36 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989
   10.76      (11)      Stock Purchase Agreement dated August 22, 1995 between the Registrant and certain stockholders of LipoMatrix, Incorporated
   10.77*     (13)      Promissory Note between Howard D. Palefsky and the Registrant dated
                        December 11, 1995
   10.78*     (15)      Bonus Agreement between Howard D. Palefsky and the Registrant dated
                        February 20, 1996
   10.79*     (15)      Promissory Note between Howard D. Palefsky and the Registrant dated
                        February 20, 1996
   10.80*     (14)      Amended and Restated Secured Loan Agreement between Ross R. Erickson
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

------------------
 * Constitutes a management contract or compensatory contract, plan or arrangement.
** Confidential treatment has been granted for a portion of this document.


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