Form 10-Q
period 1999-03-31
COLLAGEN AESTHETICS INC
filed 1999-05-17
CIK 21686

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the quarter ended March 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the transition period from ______ to ______.



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

As of April 30, 1999, Registrant had outstanding 8,560,211 shares of common stock, exclusive of 2,454,000 shares held by the Registrant as treasury stock.

                            COLLAGEN AESTHETICS, INC.

                                      INDEX


PART I.        Financial Information                                           Page No.
-------        ---------------------                                           --------
Condensed Consolidated Balance Sheets -
March 31, 1999 and June 30, 1998                                                    3

Condensed Consolidated Statements of Operations -
Three and nine months ended March 31, 1999 and 1998                                 4

Condensed Consolidated Statements of Cash Flows -
Nine months ended March 31, 1999 and 1998                                           5

Notes to Condensed Consolidated Financial Statements                              6-9

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                             10-19


PART II.       Other Information
--------       -----------------

Other Information                                                               20-21


Signatures                                                                         22

                            COLLAGEN AESTHETICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                                           March 31,               June 30,
                                                                             1999                    1998 *
                                                                           ---------               ---------
ASSETS
   Current assets:
     Cash and cash equivalents                                             $  10,980               $   7,916
     Short-term investments                                                    2,014                   8,011
     Accounts receivable, net                                                 15,068                  13,764
     Inventories, net                                                         11,898                  12,101
     Inventories of discontinued operations, net                                  --                     417
     Other current assets, net                                                10,927                  11,016
                                                                           ---------               ---------
           Total current assets                                               50,887                  53,225

   Property and equipment, net                                                12,412                  14,448
   Intangible assets and goodwill, net                                         7,324                   6,861
   Investment in Boston Scientific Corporation                                    --                  73,979
   Other investments and assets, net                                           3,799                  17,826
                                                                           ---------               ---------
                                                                           $  74,422               $ 166,339
                                                                           =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                      $   6,048               $   3,561
     Accrued compensation                                                      2,869                   4,749
     Accrued liabilities and other                                             8,550                  14,020
     Income taxes payable                                                     10,693                  10,606
     Liabilities of discontinued operations, net                                  --                     781
                                                                           ---------               ---------
           Total current liabilities                                          28,160                  33,717

   Long-term liabilities:
     Deferred income taxes                                                        --                  30,589
     Other long-term liabilities                                               1,224                   1,393
                                                                           ---------               ---------
           Total long-term liabilities                                         1,224                  31,982

   Commitments and contingencies

   Stockholders' equity:
     Preferred stock, $.01 par value, authorized: 5,000,000 shares,
        none issued and outstanding                                               --                      --
     Common stock, $.01 par value, authorized: 28,950,000
          shares, issued: 11,010,711 shares at March 31, 1999
          (10,937,830 shares at June 30, 1998),
          outstanding: 8,556,711 shares at
          March 31, 1999 (8,864,930 shares at June 30, 1998)                     111                     109
     Additional paid-in capital                                               55,632                  69,619
     Retained earnings                                                        38,432                  32,128
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                   (2,193)                 (2,030)
          Unrealized gains on available-for-sale investments                      --                  43,833
     Treasury stock, 2,454,000 shares at March 31, 1999
        (2,072,900 shares at June 30, 1998)                                  (46,944)                (43,019)
                                                                           ---------               ---------
           Total stockholders' equity                                         45,038                 100,640
                                                                           ---------               ---------
                                                                           $  74,422               $ 166,339
                                                                           =========               =========


*Amounts derived from audited financial statements at the date indicated which includes Cohesion Technologies, Inc. The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            COLLAGEN AESTHETICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                      Three Months Ended              Nine Months Ended
                                                           March 31,                       March 31,
                                                   ------------------------        ------------------------
                                                     1999            1998*           1999*           1998*
                                                   --------        --------        --------        --------
Revenues:
   Product sales                                   $ 21,057        $ 19,232        $ 62,156        $ 60,040

Costs and expenses:
   Cost of sales                                      6,166           5,567          17,509          17,570
   Selling, general and administrative                9,856          10,360          31,014          30,065
   Research and development                           1,937           5,866           7,002          16,078
   Acquired in-process research and
     development                                         --              --              --          10,530
                                                   --------        --------        --------        --------
         Total operating costs and expenses          17,959          21,793          55,525          74,243
                                                   --------        --------        --------        --------

Income (loss) from operations                         3,098          (2,561)          6,631         (14,203)

Other income (expense):
   Net gain on investments, principally

     Boston Scientific Corporation through
       August 18, 1998                                   --           4,964           3,721          13,739
   Equity in losses of affiliates, net                   --             (83)            (35)           (232)
   Interest income                                      143             164             473             702
   Interest expense                                      (6)            (15)            (62)            (50)
                                                   --------        --------        --------        --------

Income (loss) before income taxes, minority
   interest and discontinued operations               3,235           2,469          10,728             (44)

Provision for income taxes                            1,193              77           4,424           1,910
Minority interest                                        --             (11)              1             (38)
                                                   --------        --------        --------        --------

Income (loss) from continuing operations              2,042           2,403           6,303          (1,916)

Discontinued operations:
     Loss from operations                                --          (1,060)             --          (4,079)
     Benefit from income taxes                           --             327              --           1,258
                                                   --------        --------        --------        --------
     Loss from discontinued operations net
       of taxes                                          --            (733)             --          (2,821)
                                                   --------        --------        --------        --------
Net income (loss)                                  $  2,042        $  1,670        $  6,303        $ (4,737)
                                                   ========        ========        ========        ========

Net income (loss) per share - Basic
      Continuing operations                        $   0.24        $   0.27        $   0.73        $  (0.21)
      Discontinued operations                            --           (0.08)             --           (0.32)
                                                   --------        --------        --------        --------
           Net income (loss) per share                   --
            Basic                                  $   0.24        $   0.19        $   0.73        $  (0.53)
                                                   ========        ========        ========        ========

Net income (loss) per share - Diluted
      Continuing operations                        $   0.24        $   0.26        $   0.72        $  (0.21)
      Discontinued operations                            --           (0.08)             --           (0.32)
                                                   --------        --------        --------        --------
      Net income (loss) per share - Diluted        $   0.24        $   0.18        $   0.72        $  (0.53)
                                                   ========        ========        ========        ========

Shares used in calculating net income (loss)
   per share - Basic                                  8,546           8,989           8,678           8,901
                                                   ========        ========        ========        ========

Shares used in calculating net income (loss)
   per share - Diluted                                8,639           9,071           8,711           8,901
                                                   ========        ========        ========        ========


*Includes results of Cohesion Technologies, Inc. through August 18, 1998.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            COLLAGEN AESTHETICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)


                                                                        Nine Months Ended
                                                                             March 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
Cash flows from operating activities:
   Net income (loss)                                                  $  6,303       $ (4,737)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Acquired in-process research and development                           --         10,530
     Depreciation and amortization                                       3,671          3,627
     Equity in losses of affiliates                                         35            232
     Gain on investments, net of taxes paid of $1.6 million
      and $0 in 1999 and 1998, respectively                             (2,121)       (13,739)
     Net changes in assets and liabilities of discontinued
      operations                                                            --           (430)
     Other adjustments related to changes in assets and
      liabilities                                                       (3,595)         1,321
                                                                      --------       --------
    Net cash provided by (used in) operating activities                  4,293         (3,196)
                                                                      --------       --------

Cash flows from investing activities:
   Net proceeds from sales of Boston Scientific Corp. stock,
    net of taxes paid                                                    2,065         14,716
   Net proceeds from sale of other affiliate stock, net of
    taxes paid                                                             508            704
   Proceeds from sales and maturities of short-term investments          8,888          7,898
   Purchases of short-term investments                                  (3,907)        (5,324)
   Expenditures for property and equipment                              (2,560)        (3,279)
   Increase in intangible and other assets                              (2,767)            --
   Equity investments and loans to affiliates                               --         (1,125)
   Acquisition of Cohesion Corporation                                      --        (10,530)
                                                                      --------       --------
     Net cash provided by investing activities                           2,227          3,060
                                                                      --------       --------

Cash flows from financing activities:
   Repurchase of common stock                                           (3,924)          (441)
   Net proceeds from issuance of common stock                              818          1,698
   Cash dividends paid                                                    (896)        (1,773)
   Cohesion Technologies, Inc. Spinoff                                     546             --
   Repayments of bank loans                                                 --         (2,031)
                                                                      --------       --------
     Net cash used in financing activities                              (3,456)        (2,547)
                                                                      --------       --------

Net increase (decrease) in cash and cash equivalents                     3,064         (2,683)
Cash and cash equivalents at beginning of period                         7,916         18,381
                                                                      --------       --------
Cash and cash equivalents at end of period                            $ 10,980       $ 15,698
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

                            COLLAGEN AESTHETICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of Collagen Aesthetics, Inc. (formerly Collagen Corporation) ("Collagen" or the "Company"), a Delaware corporation, and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment focusing on the development, manufacturing, and sale of medical devices and aesthetic products.

    The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at March 31, 1999, and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1998, has been derived from the audited consolidated financial statements at that date.

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

    For the first nine months of fiscal year 1999, the Company included Cohesion's results through August 18, 1998 (approximately six weeks), compared to the inclusion of nine months of Cohesion's results in fiscal year 1998.

    Net sales for the nine months ended March 31, 1999, reflect a reduction of $2.3 million in sales related to the repurchase of product inventory per the terms of an agreement with Lederle, the Company's former distributor in Japan.

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

    128, Earnings Per Share ("SFAS 128"). Under SFAS 128, basic EPS is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for the three and nine months ended March 31, 1999 and 1998:


                                          Three Months Ended     Nine Months Ended
                                               March 31,             March 31,
                                           ----------------      ----------------
(in thousands)                              1999       1998       1999       1998
                                           -----      -----      -----      -----
Basic (weighted average common
  Shares outstanding)                      8,546      8,989      8,678      8,901
Weighted average common stock options
  outstanding                                 93         82         33         --
                                           -----      -----      -----      -----
Diluted weighted average shares
  outstanding                              8,639      9,071      8,711      8,901
                                           =====      =====      =====      =====


    New Accounting Standards

    Comprehensive Income. As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

    During the three months ended March 31, 1999 and 1998, total comprehensive income amounted to $1.4 million and $7.4 million, respectively, and income of $6.1 million compared to a loss of $9.6 million for the nine months ended March 31, 1999 and 1998, respectively. The components of comprehensive income, net of related tax, for the three and nine month periods ended March 31, 1999 and 1998, are as follows (in thousands):


                                                   Three Months Ended           Nine Months Ended
                                                       March 31,                    March 31,
                                               -----------------------       -----------------------
                                                 1999           1998           1999           1998
                                               --------       --------       --------       --------
Net income (loss)                              $  2,042       $  1,670       $  6,303       $ (4,737)
Change in unrealized losses on securities            --          6,016             --         (4,263)
Foreign currency translation adjustments           (633)          (298)          (163)          (597)
                                               --------       --------       --------       --------
Comprehensive income (loss)                    $  1,409       $  7,388       $  6,140      $ (9,597)
                                               ========       ========       ========       ========


    The movement in unrealized losses on securities in the nine months ended March 31, 1999, relates to the investments in Boston Scientific Corporation ("Boston Scientific") and

    Innovasive Devices Inc. ("Innovasive Devices") which were retained by Cohesion following the Spinoff from the Company.

2.  Inventories

    Inventories consist of the following (in thousands):


                              March 31,    June 30,
                                1999         1998
                              ---------    --------
Raw materials                  $ 1,804      $ 1,765
Work-in-process                  2,622        3,948
Finished goods                   7,472        6,388
                               -------      -------
                               $11,898      $12,101
                               =======      =======


3.  Sale of LipoMatrix, Inc.

    On November 9, 1998, the Company announced the sale of its LipoMatrix, Inc. ("LipoMatrix") subsidiary, manufacturer of the Trilucent(R) breast implant ("Trilucent implant"), to Sierra Medical Technologies ("Sierra") of Carson City, Nevada.

    Consideration to the Company included a cash payment and the right to receive royalties on future worldwide breast implant sales. Sierra also was granted the right to purchase the U.S. Trilucent implant patent portfolio and marketing rights for additional cash consideration. The Company has accounted for LipoMatrix as a discontinued operation in fiscal year 1998 and this transaction is expected to have no material impact on the Company's fiscal year 1999 business, operating results or financial condition. In connection with the operations of LipoMatrix through the date of sale and in connection with the recording of the sale transaction, there were no material adjustments to the provision for discontinued operations that had been established in the quarter ended June 30, 1998.

    On March 8, 1998 the United Kingdom Medical Devices Agency ("MDA") announced the voluntary suspension of marketing and voluntary withdrawal of the Trilucent implant in the United Kingdom. The MDA stated that its actions were taken for precautionary reasons and did not identify any immediate hazard associated with the use of the product. Subsequently, LipoMatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra has since stopped sales of the product.

    The Company retains responsibility for Trilucent implants sold prior to November 6, 1998. The Company has agreed with the United Kingdom National Health Service for a specified period of time to perform certain product surveillance with respect to United Kingdom patients implanted with the Trilucent implant. In the ordinary course of its business, the Company is involved in product liability claims arising from the Trilucent implant and its other medical device products. While the outcome of such matters is currently not determinable, the Company does not expect that such claims, when considered in relation to the Company's product liability insurance coverage, will result in a material adverse effect on the Company's consolidated financial position or results of its operations.

4.  Restructuring of Collagen International, Inc.

    In June 1998, the Company recorded a pre-tax restructuring charge of $1.5 million to cover the direct cost of restructuring its domestic and international operations to improve its operational efficiency by reducing costs and facilitating a product refocus. The international effort included moving the Company's European headquarters from Switzerland to the United Kingdom and terminating the employment of eleven employees. The domestic effort was substantially smaller and included the reorganization of the North American sales force and termination of one employee. The Company began implementation of its restructuring plan in the fourth quarter of fiscal 1998 and has substantially completed the implementation at March 31, 1999. The major aspects of the restructuring plan and remaining amounts in accrued liabilities are discussed below.

    The components of the restructuring charge, charges against the reserve during the nine months ended March 31, 1999, and remaining accrued restructuring expense as of March 31, 1999, are as follows:


                                                                                 Remaining
                                             Incurred to                        Accrual at
                         Restructuring        March 31,                          March 31,
                            Accrual             1999           Transfers           1999
                          -----------       -----------       -----------       -----------
Severance                 $   734,449       $  (856,260)      $   151,811            30,000
Move costs and other          280,791          (147,837)          (65,106)           67,848
Lease commitments             450,714          (305,283)         (145,431)               --
Other                          74,989          (118,715)           58,726            15,000
                          -----------       -----------       -----------       -----------
                          $ 1,540,943       $(1,428,095)      $        --       $   112,848
                          ===========       ===========       ===========       ===========


    As of March 31, 1999, the European headquarters relocation was substantially complete.



5.  Income Taxes

    The provision for income taxes for the nine months ended March 31, 1999 and 1998, was computed by applying the estimated annual income tax rate to income before taxes. The estimated annual effective income tax rate considers non-deductible items such as goodwill amortization and excludes losses from certain foreign subsidiaries.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Except for historical information contained herein, the matters discussed in this report are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. These risks include, among others, the timing of product introductions, receipt of regulatory approvals, clinical efficacy of and market demand for products, product development cycles, results of clinical studies, development and rate of growth of new markets, potential unfavorable publicity regarding Collagen Aesthetics, Inc. (the "Company") or their products, among other matters discussed in this report. Actual results are subject to risks and uncertainties and actual events and results may differ significantly from the discussion of such matters in the forward-looking statements. Such differences may be based upon factors within the Company's control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside of the Company's control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory and tax authorities, as well as those factors under the heading "Factors That May Affect Future Results of Operations" set forth below, those in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and those in the Company's Form 10-Q for the quarter ended December 31, 1998.

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

For the first nine months of fiscal year 1999 the Company included Cohesion's operating results through August 18, 1998 (approximately six weeks), compared to the inclusion of nine months of Cohesion's operating results in fiscal year 1998.

Sale of LipoMatrix, Inc.

On November 9, 1998, the Company announced the sale of its LipoMatrix, Inc. ("LipoMatrix") subsidiary, manufacturer of the Trilucent(R) breast implant ("Trilucent implant"), to Sierra Medical Technologies ("Sierra") of Carson City, Nevada.

Consideration to the Company include a cash payment and the right to receive royalties on future worldwide breast implant sales. Sierra was also granted the right to purchase the U.S. Trilucent implant patent portfolio and marketing rights for additional cash consideration.

On March 8, 1998 the United Kingdom Medical Devices Agency ("MDA") announced the voluntary suspension of marketing and voluntary withdrawal of the Trilucent implant in the United Kingdom. The MDA stated that its actions were taken for precautionary reasons and did not identify any immediate hazard associated with the use of the product. Subsequently, LipoMatrix's notified body in Europe suspended the product's CE Mark pending further assessment of the long-term safety of the product. Sierra has since stopped sales of the product.


The Company retains responsibility for Trilucent implants sold prior to November 6, 1998. The Company has agreed with the United Kingdom National Health Service for a specified period of time to perform certain product surveillance with respect to United Kingdom patients implanted with the Trilucent implant. In the ordinary course of its business, the Company is involved in product liability claims arising from the Trilucent implant and its other medical device products. While the outcome of such matters is currently not determinable, the Company does not expect that such claims, when considered in relation to the Company's product liability insurance coverage, will result in a material adverse effect on the Company's consolidated financial position or results of its operations.


U.S. Launch of Refinity(TM) Medical Skin Solutions

In December 1998, the Company launched the Refinity Medical Skin Solutions line of high-performance alphahydroxy acid ("AHA") skin care products ("Refinity skin solution products") to U.S. dermatologists and plastic surgeons. The Refinity Medical Skin Solutions line contains a novel and patented anti-irritant, Cosmederm-7(TM), which enables Refinity to deliver an unprecedented combination of comfort and efficacy. The Refinity products are available only through physician offices, and include an in-office peel containing glycolic acid and home-use products containing lactic acid. Both the in-office and home-use products diminish the appearance of fine lines and wrinkles, and improve skin texture and tone.

Unsolicited Proposal by Mentor Corporation

In February 1999, Mentor Corporation (traded on The Nasdaq Stock Market under the symbol MNTR) made an unsolicited proposal to acquire the Company. In consultation with its financial advisor, the Company will undertake an evaluation of strategic alternatives available to the Company with the objective of maximizing shareholder value, including possible sale or merger of the Company.

Results of Operations

The following table shows for the periods indicated the percentage relationship to product sales of certain items in the Condensed Consolidated Statements of Operations.


                                            PERCENT OF PRODUCT                 PERCENT OF PRODUCT
                                                   SALES                              SALES
                                             Three Months Ended                 Nine Months Ended
                                                  March 31,                         March 31,
                                          -------------------------         -------------------------
                                            1999             1998             1999             1998
                                          --------         --------         --------         --------
Product sales                               100%             100%             100%             100%

Costs and expenses:
     Cost of sales                           29%              29%              28%              29%
     Selling, general and administrative     47%              54%              50%              50%
     Research and development                 9%              31%              11%              27%
     Acquired in-process R&D                 --               --               --               18%


Product sales. Product sales of $21.1 million in the three months ended March 31, 1999, increased approximately $1.8 million or 9% compared to product sales of $19.2 million for the same prior year period. Product sales of $62.2 million in the nine months ended March 31, 1999, increased approximately $2.1 million or 4% compared to product sales of $60.0 million for the same prior year period. The increase in sales for the three and nine months ended March 31, 1999, compared with the same period in the prior year, primarily was due to increased sales of injectable collagen products, Hylaform(R) viscoelastic gel ("Hylaform gel") and sales of Refinity, partially offset by lower Contigen sales.

Worldwide sales of facial aesthetic products for the three and nine months ended March 31, 1999, were $17.5 million and $50.1 million, respectively, compared to $14.2 million and $45.6 million for the same periods in the prior year. The increase in worldwide sales for the three months ended March 31, 1999, primarily was due to an increase in U.S. sales of injectable collagen products, an increase in international sales of Hylaform gel and sales of Refinity, partially offset by lower sales of SoftForm. The increase in worldwide sales for the nine months ended March 31, 1999, primarily was due to an increase in U.S. sales of injectable collagen products, an increase in international sales of Hylaform gel and sales of Refinity. The Company anticipates dollar growth in worldwide product sales of facial aesthetic products during fiscal year 1999.

During the three and nine months ended March 31, 1999, pursuant to the Company's sales agreement with C.R. Bard ("Bard"), the Company recorded revenue of $1.4 million and $5.2 million, respectively, from Bard based on Bard's direct sales of Bard Contigen(R) implant ("Contigen implant") to physician customers, compared to revenue of $2.1 million and $5.6 million, respectively, in the same periods in the prior year. In addition, the Company recorded $1.8 million and $6.0 million, respectively, of revenue from shipments of Contigen implant to Bard in the three and nine months ended March 31, 1999, compared to $2.7 million and $7.4 million, respectively, for the same periods in the prior year. The Company expects that revenues from Contigen implant sales in fiscal year 1999 will be slightly lower than sales in fiscal year 1998.

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

Sales of Collagraft(R) bone graft matrix and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to Cohesion's marketing partner, Zimmer, Inc. ("Zimmer"), were $45,000 for the nine months ended March 31, 1999, compared to $1.1 million for the same prior year period. The decrease in sales resulted from recording approximately six weeks of sales for the nine months ended March 31, 1999, due to the Spinoff of Cohesion on August 18, 1998, compared to nine months of recorded sales in the same prior year period.

Cost of sales. Cost of sales as a percentage of product sales was 29% and 28%, respectively, for the three and nine months ended March 31, 1999, compared with 29% for the same prior year periods. The lower cost of sales as a percentage of product sales in the nine months ended March 31, 1999, primarily was due to recording approximately six weeks of cost of sales for Cohesion products, which have lower margins, compared to nine months of cost of sales for Cohesion products in the same prior year period and selling more collagen-based injectable products, which have higher gross margins than the Company's other product offerings. The Company anticipates that cost of sales as a percentage of sales may increase slightly as a result of introducing additional product line extensions, having higher costs per unit, partially offset by lower manufacturing costs per unit for collagen-based injectable products and the Spinoff.

SG&A. Selling, general, and administrative ("SG&A") expenses were $9.9 million for the three months ended March 31, 1999, a decrease of 5% over $10.4 million for the same prior year period. SG&A expenses were $31.0 million for the nine months ended March 31, 1999, an increase of 3% over $30.1 million for the same prior year period. SG&A expenses as a percentage of product sales were 47% and 50% for the three and nine months ended March 31, 1999, compared to 54% and 50% for the same prior year periods. The decrease in SG&A expenses in dollars and as a percentage of sales in the three months ended March 31, 1999, primarily resulted from no Cohesion SG&A expenses, lower U.S. and international spending, partially offset by costs related to the U.S. launch of Refinity skin solution products, costs related to the international launch of SoftForm implant and increased spending in Japan. The increase in SG&A expenses in dollars for the nine months ended March 31, 1999, primarily resulted from costs related to the U.S. launch of Refinity, increased spending in Japan and increased international spending, partially offset by recording six weeks of Cohesion expenses compared to nine months in the prior year period. The Company expects SG&A expenses in fiscal year 1999 as a percentage of product sales to be at levels lower than those of fiscal year 1998.

R&D. Research and development ("R&D") expenses, which include expenditures for regulatory compliance, were $1.9 million and $7.0 million (9% and 11% of product sales) for the three and nine months ended March 31, 1999, a decrease of 67% and 56% over $5.9 million and $16.1 million (31% and 27% of product sales), for the same prior year periods. The decrease in R&D spending in the three and nine months ended March 31, 1999, primarily was attributable to the inclusion of approximately six weeks of Cohesion R&D expenses in July and August of fiscal year 1999, compared to three and nine months in fiscal year 1998, respectively. The Company expects R&D spending in fiscal year 1999 to be at levels lower than fiscal year 1998 as a result of the Spinoff.

Acquired in-process research and development. The charge for the acquired in-process research and development ("in-process R&D") of $10.5 million in the nine months ended March 31, 1998, was a non-recurring charge related to the purchase of substantially all of the remaining shares of Cohesion Corporation, including the purchase of certain vested employee stock options.

Income (loss) from operations. Income from operations was $3.1 million for the three months ended March 31, 1999, compared with a loss from operations of $2.6 million for the same prior year period. Income from operations was $6.6 million for the nine months ended March 31, 1999, compared with a $14.2 million loss from operations for the same prior year period. The increase in income in the three months ended March 31, 1999, primarily was due to recording no R&D expenses for Cohesion, compared to a full quarter for the same prior year period, increased revenues primarily resulting from U.S. sales of injectable collagen products and international sales of Hylaform gel, partially offset by increased marketing expenses related to the U.S. launch of Refinity skin solution products and to the international launch of SoftForm implant and increased spending in Japan. The increase in income in the nine months ended March 31, 1999, primarily was due to recording no acquired in-process R&D charges for Cohesion, recording approximately six weeks of Cohesion R&D expenses for the nine months ended March 31, 1999, compared to nine months of expenses in the same prior year period, increased revenues primarily resulting from U.S. sales of injectable collagen products and international sales of Hylaform gel, partially offset by increased marketing expenses related to the U.S. launch of Refinity skin solution products, the international launch of SoftForm implant, increased spending in Japan and lower sales in Japan resulting from the $2.3 million reduction in sales in fiscal 1999.

The impact of foreign exchange rates on operating income for the three and nine months ended March 31, 1999 was immaterial. Until December 1994, the Company's policy was to hedge material foreign currency transaction exposures. At March 31, 1999 and June 30, 1998, no foreign currency transaction exposures were hedged. Unhedged net foreign assets were $6.3 million and $6.5 million at March 31, 1999 and June 30, 1998, respectively.

Net gain on investments, principally Boston Scientific Corporation. In the three months ended March 31, 1999, the Company did not record a gain on investments, compared to $5.0 million, primarily resulting from the sale of 90,000 shares of Boston Scientific Corporation ("Boston Scientific") common stock, in the same prior year period. In the nine months ended March 31, 1999, the Company recorded a pre-tax gain on investments of $3.7 million primarily resulting from the sale of approximately 50,000 shares of Boston Scientific common stock compared to $13.7 million, primarily resulting from the sale of approximately 247,340 shares of Boston Scientific common stock in the nine months ended March 31, 1998. The Company's investment in Boston Scientific common stock was transferred to Cohesion in connection with the Spinoff.

Equity in losses of affiliates, net. In the three months ended March 31, 1999, the Company did not record any equity in losses of affiliate companies, compared to equity in losses of affiliates of approximately $83,000 recorded in the same prior year period. For the nine months ended March 31, 1999, equity in losses of affiliate companies was $35,000 compared with losses of $232,000 for the same prior year period.

Interest income. Interest income was $143,000 and $473,000 for the three and nine months ended March 31, 1999, respectively, compared to $164,000 and $702,000 for the same periods in the prior year. The decrease in the three and nine months ended March 31, 1999, was due to lower average monthly balances of cash, cash equivalents and short-term investments.

Provision for income taxes. The provision for income taxes was approximately 37% and 41% of pretax income for the three and nine months ended March 31, 1999, respectively, compared to 43% for the corresponding periods in 1998 excluding the tax effect of the loss from discontinued operations of LipoMatrix and the non-deductible charge for in-process R&D.


Liquidity and Capital Resources
At March 31, 1999, the Company's cash, cash equivalents and short-term investments were $13.0 million compared to $15.9 million at June 30, 1998. Net cash provided by operating activities was approximately $4.3 million in the nine months ended March 31, 1999, compared to approximately $3.2 million of net cash used in operating activities for the same prior year period.

The $4.3 million of net cash provided by operating activities in the nine months ended March 31, 1999, primarily was attributable to: net income of $7.9 million adjusted for gain on investments (net of taxes paid), depreciation and amortization expense and equity in losses of affiliates, partially offset by a net $3.6 million related to changes in assets and liabilities.

The $1.2 million of net cash used in investing and financing activities in the nine months ended March 31, 1999, primarily was due to payments of approximately $3.9 million to repurchase 381,100 shares of the Company's common stock, payments of $3.9 million to purchase short-term investments, an increase in intangible and other assets of $2.8 million, capital expenditures of approximately $2.6 million and payments of cash dividends of approximately $0.9 million to the Company's stockholders in July 1998, partially offset by proceeds of $8.9 million received from the sale of short-term investments, proceeds of $2.1 million (net of taxes paid) from the sale of 50,000 shares of common stock of Boston Scientific by the Company, proceeds of $0.8 million from the issuance of 47,076 shares of the Company's common stock, proceeds of $0.5 million resulting from the Spinoff of Cohesion Technologies, Inc., and proceeds of $0.5 million from the sale of other affiliate stock (net of taxes paid).

The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $4.0 million in fiscal year 1999. As of March 31, 1999, the Company's capital expenditures, equity investments in, and loans to affiliate companies totaled approximately $2.6 million. In August 1998, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of the Company's common stock in the open market, of which the Company has repurchased 331,100 shares as of March 31, 1999. At March 31, 1999, 168,900 shares remain to be repurchased according to the Board of Directors' authorization. Subsequent to June 30, 1998, the Company has not declared a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

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

Sales of the Company's collagen-based injectable products, Zyderm(R) and Zyplast(R) collagen implants ("Zyderm implants" and "Zyplast implants"), SoftForm implant as well as Contigen implant, accounted for approximately 86% of consolidated product sales for the quarter ended March 31, 1999, and 89% of consolidated product sales for the nine months ended March 31, 1999. The Company's product sales may continue to consist primarily of sales of these principal products. Factors such as adverse rulings by regulatory authorities, product liability lawsuits, the introduction of competitive products by third parties, other loss of market acceptance or other adverse publicity for these principal products may significantly and adversely affect the Company's sales of these products and, as a result, also adversely affect the Company's business, financial condition or results of operations.

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

The Company has been, and may in the future, be the subject of negative publicity, which can arise from various sources, ranging from the news media on cosmetic procedures in general to legislative and regulatory investigations specific to the Company concerning, among other things, the safety and efficacy of its products. There can be no assurance that such investigations or negative publicity from such investigations or from the news media will not result in a material adverse effect on the Company's business, financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increased number of product liability claims.

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulations by the Food and Drug Administration ("FDA") and by comparable agencies in certain foreign countries where these products are manufactured or distributed. The FDA regulates the manufacture and sale of medical devices in the United States, including labeling, advertising and record keeping. Failure to obtain, or delays in obtaining, the required regulatory approvals for new products, as well as product recalls, both inside and outside of the United States could adversely affect the Company's business, financial condition or results of operations.

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

The Company has reviewed the Year 2000 issue as it may affect the Company's business activity. The Company has implemented a Year 2000 plan (the "Plan") which is designed to cover the Company's business-critical activities. The Plan will be modified as circumstances change and the Company becomes aware of both hardware and software modifications that must be made to systems that are non-Year 2000 compliant. Under the Plan, the Company is using a five-phase methodology for addressing the issue. The phases are Awareness, Assessment, Renovation, Validation and Implementation. A heightened emphasis on completion will continue through the next quarter.

Awareness consists of defining the Year 2000 problem and gaining executive level support and sponsorship. A Year 2000 program team has been established and an overall strategy created. Our Year 2000 project team has been in place for nearly two years and is engaged in a company-wide project using a combination of internal and external resources in an effort to optimize the renovation process, maximize benefits, and lower risk. Members of the team include information systems staff, information technology staff, business analysts, auditing and quality insurance staff, and various other client user groups. This project team reports to executive management. During Assessment, business-critical internal systems, products and supply chain partners are inventoried and prioritized for renovation. The Company believes it has completed a majority of the Awareness and Assessment phases, however, ongoing work will be required in these areas as the Company completes its assessment of existing supply chain partners and enters into new supply chain relationships in the ordinary course of business.

Renovation consists of converting, replacing, upgrading or eliminating systems that have Year 2000 problems. Renovation has been completed on most of our business-critical systems and is targeted for completion by July 1999. Validation involves ensuring that hardware and software fixes will work properly in 1999 and beyond and can occur both before and after implementation. Validation began in the second quarter of fiscal year 1999 on most of our business-critical systems and will continue through June 1999 to allow for thorough testing before the Year 2000. Implementation is the installation of hardware and software components in a production environment. The Company is in the final stages of the Implementation phase and is targeted for completion by September 1999.

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

Although it is difficult to estimate the total costs of implementing the Plan, through June 1999 and beyond, the Company's preliminary estimate is that such costs will total approximately $600,000, which does not include the costs to redeploy existing staff. However, although management believes its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs. Through March 31, 1999, the Company has incurred approximately $475,000 on this project of which $400,000 has been capitalized and $75,000 has been expensed. The remaining $125,000 is expected to be expensed by December 31, 1999. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Incremental expenses related to the Year 2000 project are not expected to materially impact operating results in any one period.

The extent and magnitude of the Year 2000 Problem as it will affect the Company, both before and for some period after January 1, 2000, is difficult to predict or quantify for a number of reasons. Among the most important are lack of control over systems that are used by third parties who are critical to the Company's operation, dependence on third party software vendors to deliver Year 2000 upgrades in a timely manner, complexity of testing inter-connected networks and applications that depend on third party networks and the uncertainty surrounding how others will deal with liability issues raised by Year 2000 related failures. There can be no assurance for example, that systems used by third parties will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Company's business. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Company's implementation of the Plan.

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

For a more complete discussion of risks and uncertainties involving the Company's business, please see the risk factors described under the heading "Factors That May Affect Future Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and those set forth in the Form 10-Q for the quarter ended December 31, 1998.

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

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        A.  Exhibits

        Exhibit 3.6       By-Laws of Collagen Aesthetics, Inc.

        Exhibit 10.107* License and Distribution Agreement effective as of January 27, 1999 by and between Arthrocare Corporation and Collagen Aesthetics, Inc.

        Exhibit 10.108* Distribution and Loan Agreement executed on January 11, 1999 by and between Collagen Aesthetics International and BioPharmex S.A.

        Exhibit 27        Financial Data Schedule


        B.   Reports on Form 8-K

        None


*Confidential treatment requested.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COLLAGEN AESTHETICS, INC.



Date:  May 13, 1999       /s/ Gary S. Petersmeyer
       ------------       ------------------------------------
                          Gary S. Petersmeyer
                          President and Chief Executive Officer


Date:  May 13, 1999       /s/ Michael A. Bates
       ------------       ------------------------------------
                          Michael A. Bates
                          Vice President Finance and Chief Financial Officer

                            COLLAGEN AESTHETICS, INC.
                                INDEX TO EXHIBITS


Exhibit Number                Description
--------------                -----------
Exhibit 3.6             By-Laws of Collagen Aesthetics, Inc.

Exhibit 10.107*         License and Distribution Agreement effective as of
                        January 27, 1999 by and between Arthrocare Corporation and Collagen Aesthetics, Inc.

Exhibit 10.108*         Distribution and Loan Agreement executed on January 11,
                        1999 by and between Collagen Aesthetics International and BioPharmex S.A.

Exhibit 27              Financial Data Schedule


*Confidential treatment requested.